Form 10QSB
period 2008-03-31
Monster Offers
filed 2008-05-21
CIK 1423746

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                  Form 10-QSB

(Mark One)

[x]  Quarterly Report under Section 13 or 15(d) of the Securities
     Exchange Act of 1934

     For the quarterly period ended March 31, 2008

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ___________ to ___________

                       Commission file number:  333-148686

                             Monster Offers
                  --------------------------------------------
                 (Name of small business issuer in its charter)

                   Nevada                         26-1548306
      ----------------------------------   --------------------------
      (State or other jurisdiction of        (I.R.S. Employer
       incorporation or organization)        Identification No.)


             8937 Quintessa Cove Street, Las Vegas, NV  89148
   --------------------------------------------------------------------
                (Address of principal executive offices)

                              (702) 575-4816
                       ---------------------------
                       (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                          Yes [X]     No [ ]

Indicate by check mark whether the registrant is a shell company (as defined
in Rule 12b-2 of the Exchange Act)        Yes [ ]     No [X]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

                                          Yes [X]     No [ ]  N/A

                     APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Number of shares of common stock outstanding as of May 14, 2008: 19,560,000 shares common stock

Number of shares of preferred stock outstanding as of May 14, 2008:  None

Transitional Small Business Disclosure Format (Check one): Yes [ ]  No [X]

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements.................................      3
          Balance Sheet (unaudited)............................      4
          Statements of Operations (unaudited).................      5
          Statements of Cash Flows (unaudited).................      6
          Notes to Financial Statements........................     7-8

Item 2.  Management's Discussion and Analysis of Plan
           of Operation........................................      9

Item 3. Controls and Procedures................................     14


PART II. OTHER INFORMATION

Item 1.   Legal Proceedings....................................     15

Item 2.   Changes in Securities and Use of Proceeds............     15

Item 3.   Defaults upon Senior Securities......................     15

Item 4.   Submission of Matters to a Vote
           of Security Holders.................................     15

Item 5.   Other Information.....................................    15

Item 6.   Exhibits and Reports on Form 8-K......................    15

Signatures......................................................    16

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

As prescribed by item 310 of Regulation S-B, the independent auditor has reviewed these unaudited interim financial statements of the registrant for the three months ended March 31, 2008. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented. The unaudited financial statements of registrant for the three months ended March 31, 2008, follow.

                               Monster Offers
              (Formerly Monster Offers Acquisition Corporation)
                       (A Development Stage Company)
                               Balance Sheets
                          March 31, 2008 (Unaudited)
                              December 31, 2007



Balance Sheet

                                                   March 31,
                                                     2008       December 31,
                                                  (Unaudited)       2007
                                                 -------------  -------------
ASSETS

Current assets:
   Cash and equivalents                          $     32,771   $          -
   Funds in escrow                                          -         45,000
                                                 -------------  -------------
     Total current assets                              32,771         45,000
                                                 -------------  -------------
TOTAL ASSETS                                     $     32,771   $     45,000
                                                 =============  =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts Payable                                   5,610          5,610
                                                 -------------  -------------
    Total current liabilities                           5,610          5,610

Stockholders' equity:
   Common stock, $0.001 par value, 75,000,000
    shares authorized, 19,560,000, 19,560,000
    issued and outstanding as of 3/31/08 and
    12/31/07, respectively                             19,560         19,560
   Additional paid-in capital                          26,425         26,425
   (Deficit) accumulated during development
    stage                                             (18,824)        (6,595)
                                                 -------------  -------------
     Total stockholders' equity                        27,161         39,390
                                                 -------------  -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $     32,771   $     45,000
                                                 =============  =============


   The accompanying notes are an integral part of these financial statements.

                               Monster Offers
              (Formerly Monster Offers Acquisition Corporation)
                       (A Development Stage Company)
                          Statements of Operations
        For the Three Months Ended March 31, 2007 and March 31, 2008
    For the Period from February 23, 2007 (Inception) to March 31, 2008
                                 (Unaudited)


Statements of Operations

                            For the three months ended      February 23, 2007
                        ----------------------------------  (inception) to
                            March 31,         March 31,         March 31,
                              2008              2007              2008
                        ----------------  ----------------  ----------------
Revenue                 $             -   $             -   $             -
                        ----------------  ----------------  ----------------

Expenses:
Organizational Costs                  -               400               985
Expenses of Spin Off                  -                 -             5,610
General & Administrative         12,229                 -            12,229
                        ----------------  ----------------  ----------------
   Total expenses                12,229               400            18,824
                        ----------------  ----------------  ----------------

Net (loss)              $       (12,229)  $          (400)  $       (18,824)
                        ================  ================  ================

Basic and Diluted
Weighted average number of
 common shares outstanding  19,560,000         19,560,000
                        ================  ================

Net (loss) per share    $         (0.00)  $         (0.00)
                        ================  ================


  The accompanying notes are an integral part of these financial statements.

                               Monster Offers
              (Formerly Monster Offers Acquisition Corporation)
                       (A Development Stage Company)
                          Statements of Cash Flows
        For the Three Months Ended March 31, 2007 and March 31, 2008
    For the Period from February 23, 2007 (Inception) to March 31, 2008
                                 (Unaudited)


Statements of Cash Flows

                            For the three months ended      February 23, 2007
                        ----------------------------------  (inception) to
                            March 31,         March 31,         March 31,
                              2008              2007              2008
                        ----------------  ----------------  ----------------
Operating activities:
  Net (loss)            $       (12,229)  $          (400)  $       (18,824)
  Changes in assets and
    liabilities:
    Accounts payable
     (income taxes)                   -                 -             5,610
                        ----------------  ----------------  ----------------
Net cash (used) by
  operating activities          (12,229)             (400)          (13,214)


Financing activities:
  Issuance of common stock            -                 -            45,000
  Donated capital                     -               400               985
                        ----------------  ----------------  ----------------
Net cash provided by
  financing activities                -               400            45,985


Net increase (decrease) in cash (12,229)                -            32,771
Cash - beginning                 45,000                 -                 -
                        ----------------  ----------------  ----------------
Cash - ending           $        32,771   $             -   $        32,771
                        ================  ================  ================

Supplemental disclosures:
  Interest paid         $             -   $             -   $             -
                        ================  ================  ================
  Income taxes paid     $             -   $             -   $             -
                        ================  ================  ================
  Non-cash transactions $             -   $             -   $             -
                        ================  ================  ================

  The accompanying notes are an integral part of these financial statements.

                               Monster Offers
              (Formerly Monster Offers Acquisition Corporation)
                       (A Development Stage Company)
                                    Notes

Note 1 - Basis of Presentation

The interim financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these interim financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2007 and notes thereto included in the Company's S-1/A registration statement. The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim periods are not indicative of annual results.


Note 2 - Going concern

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at March 31, 2008, the Company has recognized no revenues and has accumulated operating losses of approximately $(18,824) since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used to further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

                               Monster Offers
              (Formerly Monster Offers Acquisition Corporation)
                       (A Development Stage Company)
                                    Notes


Note 3 - Related party transactions

The Company does not lease or rent any property. Office services are provided without charge by a director. Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATIONS

Monster Offers ("the Company") was incorporated in the State of Nevada on February 23, 2007, under the name Monster Offers Acquisition Company. On December 11, 2007, the Company amended its Articles of Incorporation changing its name to Monster Offers. The Company was originally incorporated as a wholly owned subsidiary of Company Monster Offers, Inc., a Nevada corporation. Monster Offers was incorporated September 22, 2004, and, at the time of spin off was not listed on any exchange.

The Company specializes in utilizing technology based Internet media and marketing to generate leads for businesses.

The Company's services include the development of advertising campaigns used to market products and/or services online. The Company also designs and hosts customized web pages.

The Company's website development is managed by its proprietary Lead Code software platform. This technology platform allows the Company to acquire marketing online leads in real-time. This platform generates detailed reporting on website activity which allows management to analyze the effectiveness of different marketing campaigns, advertisements and specific promotions. This software tool helps management determine which campaigns will perform at an acceptable level and which campaigns might achieve an acceptable profit margin for Monster Offers.


Marketing Strategy
------------------

Monster Offers owns and operates a variety of Internet websites. The Company generates traffic to its websites both internally and from third party Internet advertising. The Company's Web properties and marketing activities are designed to generate real-time response based marketing results.

The Company's Web websites generate a variety of transactional results ranging from: (a) Web traffic; (b) inbound telemarketing calls; (c) outbound telemarketing leads; (d) marketable profiled data lists of consumers; (e) targeted response leads; and (f) completed applications for products and services. Management utilizes a number of online marketing channels to build its databases.

Email Marketing
---------------

The Company's websites are promoted through opt-in email marketing. In other words, the emails ask people who search the internet to sign-up to receive marketing messages. The Company currently markets to multiple consumer and business databases.

Search Engine Marketing
-----------------------

The Company utilizes search engine marketing to direct consumers to its websites. Funds generated from the program will be placed in an open account with each provider and are spent on a Cost-Per-Click auction basis. Google, Yahoo, and Terra Lycos are the primary 3 search engine providers used.

Affiliate Marketing
-------------------

The Company has just completed an affiliate destination where online publishers can promote Monster Offers exclusive offers and promotions.
The new system allows publishers to choose, and manage a particular campaign. Publishers are also provided with real-time commission tracking.

Sales Strategy
--------------

The Company plans to sell its products and services to a network of participating lead buyers and advertisers in various categories. Some of these categories include the wireless industry, insurance industry, travel industry, auto industry and mortgage industry.

Management also plans deliver internet marketing leads to business buyers in a lead auction format. This format allows clients to bid on qualified leads as they are created. Monster Offers plans to deliver to the winning bidder leads generated in real time. Management believes this is the best way to derive the highest revenue per lead in the marketplace.


Software Development
--------------------

Our sole officer is responsible for all Monster Offers' software development, management, and upgrades. He creates all new client accounts and implements lead delivery options based on customer needs. He is currently upgrading the Lead Code platform to facilitate additional feature sets and scalability.


Competition
-----------

The internet on-line marketing information industry is highly competitive. Management believes that the ability to provide proprietary consumer and business databases that provides real time data is a competitive advantage. A number of competitors are active in specific aspects of our business. In the area of business sales lead products, Monster Offer faces competition primarily from Dun & Bradstreet, Acxiom, Experian, infoUSA , Equifax and Harte-Hanks Data Technologies. These major competitors offer online leads directly to the end customer and sell their online leads through reseller networks.

The Company anticipates that the results of operations of a specific business venture may not necessarily be indicative of the potential for future earnings, which may be impacted by a change in marketing strategies, business expansion, modifying product emphasis, changing or substantially augmenting management, and other factors. Management will analyze all relevant factors and make a determination based on a composite of available information, without reliance on any single factor.

Going Concern - The Company experienced operating losses, of $(18,824) since its inception on February 23, 2007 through the period ended March 31, 2008. The financial statements have been prepared assuming the Company will continue to operate as a going concern which contemplates the realization of assets and the settlement of liabilities in the normal course of business. No adjustment has been made to the recorded amount of assets or the recorded amount or classification of liabilities which would be required if the Company were unable to continue its operations. (See Financial Footnote 2)


Results of Operations
---------------------

During the three month period ended March 31, 2008, the Company did not generate any revenues. Since inception on February 23, 2007, the Company has generated no revenues.

During the three months ended March 31, 2008, the Company had a net loss of $(12,229). This loss represented general and administrative expenses, primarily accounting and legal fees, associated with the Company's Registration Statement. Since the Company's inception, on February 23, 2007, the Company experienced a net lost $(18,824). Management is paying the day-to-day corporate expenses personally, without seeking reimbursement from the Company for these paid expenses. Management plans to continue to cover the Company's expenses for the next twelve months.


Plan of Operation
-----------------

Management does not believe that the Company will be able to generate any significant profit during the coming year. Management believes that general and administrative costs will most likely exceed any anticipated revenues for the coming year.

Management believes the Company can sustain itself for the next twelve months. Management has agreed to keep the Company funded at its own expense, without seeking reimbursement for expenses paid. The Company's need for capital may change dramatically if it moves forward in producing a manufacturing batch of its generic pharmaceutical products or it acquires an interest in a business opportunity. In the event the Company requires additional funds, the Company will have to seek loans or equity placements to cover such cash needs. There is no assurance additional capital will be available to the Company on acceptable terms.

Liquidity and Capital Resources
-------------------------------

The Company has limited financial resources available, which has had an adverse impact on the Company's liquidity, activities and operations.
These limitations have adversely affected the Company's ability to obtain certain projects and pursue additional business. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. In order for the Company to remain a Going Concern it will need to find additional capital. Additional working capital may be sought through additional debt or equity private placements, additional notes payable to banks or related parties (officers, directors or stockholders), or from other available funding sources at market rates of interest, or a combination of these. The ability to raise necessary financing will depend on many factors, including the nature and prospects of any business to be acquired and the economic and market conditions prevailing at the time financing is sought. No assurances can be given that any necessary financing can be obtained on terms favorable to the Company, or at all.

As a result of our the Company's current limited available cash, no officer or director received compensation through the three months ended March 31, 2008. No officer or director received stock options or other non-cash compensation since the Company's inception through March 31, 2008. The Company has no employment agreements in place with its officers. Nor does the Company owe its officers any accrued compensation, as the Officers agreed to work for company at no cost, until the company can become profitable on a consistent Quarter-to-Quarter basis.

The Company has no material commitments for capital expenditures nor does it foresee the need for such expenditures over the next year.

Market Information
------------------

Monster Offers stock is not traded on any exchange.

(a) There is currently no Common Stock which is subject to outstanding options or warrants to purchase, or securities convertible into, the Company's common stock.

(b) There is currently no common stock of the Company which could be sold under Rule 144 under the Securities Act of 1933 as amended or that the registrant has agreed to register for sale by security holders.

(c) The Company did not repurchase any of its shares during the quarter ended covered by this report.

Dividends
---------

Holders of common stock are entitled to receive such dividends as the board of directors may from time to time declare out of funds legally available for the payment of dividends. No dividends have been paid on our common stock, and we do not anticipate paying any dividends on our common stock in the foreseeable future.


Forward-Looking Statements
--------------------------

This Form 10-QSB includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included or incorporated by reference in this Form 10-QSB which address activities, events or developments which the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), finding suitable merger or acquisition candidates, expansion and growth of the Company's business and operations, and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate in the circumstances. However, whether actual results or developments will conform with the Company's expectations and predictions is subject to a number of risks and uncertainties, general economic market and business conditions; the business opportunities (or lack thereof) that may be presented to and pursued by the Company; changes in laws or regulation; and other factors, most of which are beyond the control of the Company.

This Form 10-QSB contains statements that constitute "forward-looking statements." These forward-looking statements can be identified by the use of predictive, future-tense or forward-looking terminology, such as "believes," "anticipates," "expects," "estimates," "plans," "may," "will," or similar terms. These statements appear in a number of places in this Registration and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things: (i) trends affecting the Company's financial condition or results of operations for its limited history; (ii) the Company's business and growth strategies; and, (iii) the Company's financing plans. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. Factors that could adversely affect actual results and performance include, among others, the Company's limited operating history, potential fluctuations in quarterly operating results and expenses, government regulation, technological change and competition.

Consequently, all of the forward-looking statements made in this Form 10-QSB are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequence to or effects on the Company or its business or operations. The Company assumes no obligations to update any such forward-looking statements.


Item 3.  Controls and Procedures

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Based on this evaluation, the principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in the Company's internal control over financial reporting during the Company's most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                       PART II OTHER INFORMATION

ITEM 1.  Legal Proceedings

The Company is not a party to any legal proceedings.

ITEM 2.  Changes in Securities and Use of Proceeds

None.

ITEM 3.  Defaults upon Senior Securities

None.

ITEM 4.  Submission of Matters to a Vote of Security Holders

None.

ITEM 5.  Other Information

On December 30, 2007, the Board of Directors for Tropical PC, the former parent of Monster Offers announced the declaration of a special stock dividend through which Tropical PC will spin off its wholly-owned subsidiary, Monster Offers, a Nevada corporation, formerly known as Monster Offers Acquisition Company to its own shareholders, at no cost to the shareholders, in the same proportion as they own stock in Monster Offers.

Record shareholders of Monster Offers as of the close of business on December 31, 2007, will receive one (1) common share of stock, par value $0.001, of Monster Offers common stock for every share of Monster Offers common stock owned, upon the effectiveness of the Monster Offers Registration Statement. The Monster Offers stock dividend will be based on 810,000 shares of Tropical PC common stock that are issued and outstanding as of the record date. Tropical PC will retain no ownership in Monster Offers following the issuance of the stock dividend.


ITEM 6.  Exhibits and Reports on Form 8-K

a) Exhibits

  Exhibit
  Number        Title of Document
  ----------------------------------------------------------------
    31.1 Certifications of the President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

    32.1 Certifications of President pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b)  Reports on Form 8-K

None.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                   Monster Offers
                                ------------------------
                                       Registrant

                                By: /s/ Nate Kaup
                                ------------------------------
                                 Name:  Nate Kaup
                                 Title: President/CFO/Director

Dated:  May 14, 2008
        ------------