Form 10QSB
period 2008-06-30
Monster Offers
filed 2008-08-14
CIK 1423746

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                  Form 10-QSB

(Mark One)

[x]  Quarterly Report under Section 13 or 15(d) of the Securities
     Exchange Act of 1934

     For the quarterly period ended June 30, 2008

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

As of August 12, 2008, the registrant's outstanding common stock consisted of 19,560,000 shares, $0.001 Par Value. Authorized - 75,000,000 shares.

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

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

As prescribed by item 310 of Regulation S-B, the independent auditor has reviewed these unaudited interim financial statements of the registrant for the six months ended June 30, 2008. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented. The unaudited financial statements of registrant for the six months ended
June 30, 2008, follow.

                               Monster Offers
              (Formerly Tropical PC Acquisition Corporation)
                       (A Development Stage Company)
                               Balance Sheets

Balance Sheets
                                                   June 30,
                                                     2008       December 31,
                                                  (Unaudited)       2007
                                                 -------------  -------------
ASSETS

Current assets:
   Cash and equivalents                          $     16,791   $          -
   Funds in escrow                                          -         45,000
                                                 -------------  -------------
     Total current assets                              16,791         45,000
                                                 -------------  -------------
TOTAL ASSETS                                     $     16,791   $     45,000
                                                 =============  =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts Payable                                   7,110          5,610
                                                 -------------  -------------
    Total current liabilities                           7,110          5,610

Stockholders' equity:
   Common stock, $0.001 par value, 75,000,000
    shares authorized, 19,560,000, 19,560,000
    issued and outstanding as of 6/30/08 and
    12/31/07, respectively                             19,560         19,560
   Additional paid-in capital                          26,425         26,425
   (Deficit) accumulated during development
    stage                                             (36,304)        (6,595)
                                                 -------------  -------------
     Total stockholders' equity                         9,681         39,390
                                                 -------------  -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $     16,791   $     45,000
                                                 =============  =============


   The accompanying notes are an integral part of these financial statements.

                               Monster Offers
              (Formerly Tropical PC Acquisition Corporation)
                       (A Development Stage Company)
                          Statements of Operations
                                 (Unaudited)


Statements of Operations

                                                                   February 23,
                     For the three months     For the six months       2007
                            ending                 ending           (inception)
                    ----------------------  ----------------------      to
                     June 30,    June 30,    June 30,    June 30,    June 30,
                       2008        2007        2008        2007        2008
                    ----------  ----------  ----------  ----------  ----------
Revenue             $  20,624   $       -   $  20,624   $       -   $  20,624
                    ----------  ----------  ----------  ----------  ----------

Expenses:
Organizational Costs        -           -           -         400         985
Expenses of Spin Off        -           -           -           -       5,610
General &
 Administrative        38,104           -      50,333           -      50,333
                    ----------  ----------  ----------  ----------  ----------
   Total expenses      38,104           -      50,333         400      56,928
                    ----------  ----------  ----------  ----------  ----------

Net (loss)          $ (17,480)  $       -   $ (29,709)  $    (400)  $ (36,304)
                    ==========  ==========  ==========  ==========  ==========

Basic and Diluted
 Weighted average
 number of
 common shares
 outstanding        19,560,000  19,560,000  19,560,000  19,560,000
                    ==========  ==========  ==========  ==========

Net (loss) per
 share              $   (0.00)  $    0.00   $   (0.00)  $   (0.00)
                    ==========  ==========  ==========  ==========


  The accompanying notes are an integral part of these financial statements.

                               Monster Offers
              (Formerly Tropical PC Acquisition Corporation)
                       (A Development Stage Company)
                          Statements of Cash Flows
                                 (Unaudited)


Statements of Cash Flows

                            For the six months ended      February 23, 2007
                        ----------------------------------  (inception) to
                            June 30,          June 30,          June 30,
                              2008              2007              2008
                        ----------------  ----------------  ----------------
Operating activities:
  Net (loss)            $       (29,709)  $          (400)  $       (36,304)
  Changes in assets and
    liabilities:
     Increase in
     Accounts payable             1,500                 -             7,110
                        ----------------  ----------------  ----------------
Net cash (used) by
  operating activities          (28,209)             (400)          (29,194)


Financing activities:
  Issuance of common stock            -                 -            45,000
  Donated capital                     -               400               985
                        ----------------  ----------------  ----------------
Net cash provided by
  financing activities                -               400            45,985


Net increase (decrease)
  in cash                       (28,209)                -            16,791
Cash - beginning                 45,000                 -                 -
                        ----------------  ----------------  ----------------
Cash - ending           $        16,791   $             -   $        16,791
                        ================  ================  ================

Supplemental disclosures:
  Interest paid         $             -   $             -   $             -
                        ================  ================  ================
  Income taxes paid     $             -   $             -   $             -
                        ================  ================  ================
  Non-cash transactions $             -   $             -   $             -
                        ================  ================  ================

  The accompanying notes are an integral part of these financial statements.

                               Monster Offers
              (Formerly Tropical PC Acquisition Corporation)
                       (A Development Stage Company)
                                    Notes

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


Note 2 - Going concern

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at June 30, 2008, the Company has recognized revenues of $20,624 and has accumulated operating losses of approximately $(36,304) since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used to further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

                               Monster Offers
              (Formerly Tropical PC Acquisition Corporation)
                       (A Development Stage Company)
                                    Notes


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

Going Concern - The Company experienced operating losses, of $(36,304) since its inception on February 23, 2007 through the period ended June 30, 2008.
The financial statements have been prepared assuming the Company will continue to operate as a going concern which contemplates the realization of assets and the settlement of liabilities in the normal course of business. No adjustment has been made to the recorded amount of assets or the recorded amount or classification of liabilities which would be required if the Company were unable to continue its operations. (See Financial Footnote 2)


Results of Operations
---------------------

During the six month period ended June 30, 2008, the Company generate $20,624 in revenues. Since inception on February 23, 2007, the Company has generated $20,624 in revenues.

During the six months ended June 30, 2008, the Company had a net loss of $(29,709) versus a net loss of $(400) for the same period last year. During the three months ended June 30, 2008, the Company had a net loss of $(17,480) versus no net loss for the same period last year. This loss represented general and administrative expenses, primarily accounting and legal fees, associated with the Company's Registration Statement. Since the Company's inception, on February 23, 2007, the Company experienced a net lost $(36,304). Management is paying the day-to-day corporate expenses personally, without seeking reimbursement from the Company for these paid expenses. Management plans to cover the Company's expenses for the next twelve months, if the Company needs funding to cover its expenses.


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

As a result of our the Company's current limited available cash, no officer or director received compensation through the six months ended March 31, 2008. No officer or director received stock options or other non-cash compensation since the Company's inception through June 30, 2008. The Company has no employment agreements in place with its officers. Nor does the Company owe its officers any accrued compensation, as the Officers agreed to work for company at no cost, until the company can become profitable on a consistent Quarter-to-Quarter basis.

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

Dated:  August 12, 2008
        ---------------