Form 10-Q
period 2008-09-30
Monster Offers
filed 2008-11-13
CIK 1423746

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ------------------

                                    FORM 10-Q

                      ------------------------------------

           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2008

                                       OR

          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ______ to ______

                               ------------------

                        Commission file number   000-53266

                                MONSTER OFFERS
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                               ------------------

           Nevada                                             26-1548306
-------------------------------                           -------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification No.)

              8937 Quintessa Cove Street, Las Vegas, NV  89148
              ---------------------------------------------------
               (Address of principal executive offices)(Zip Code)
         Issuer's telephone number, including area code: (702) 575-4816

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer |_|                Accelerated filer |_|
Non-accelerated filer |_|                  Smaller Reporting Company |X|
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined
in Rule 12b-2 of the Exchange Act).     Yes |_| No |X|

As of November 13, 2008, the registrant's outstanding common stock consisted of 19,560,000 shares, $0.001 par value. Authorized - 75,000,000 shares.

                              Table of Contents
                               Monster Offers
                             Index to Form 10-Q
               For the Quarterly Period Ended September 30, 2008


Part I.  Financial Information

                                                                        Page
Item 1.  Financial Statements

   Balance Sheets as of September 30, 2008 and December 31, 2008          3

   Statements of Income for the three months
     ended September 30, 2008 and 2007                                    4

   Statements of Cash Flows for the three months
    ended September 30, 2008 and 2007                                     5

   Notes to Financial Statements                                          6

Item 2.  Management's Discussion and Analysis of Financial Condition
   and Results of Operations                                              8

Item 3.  Quantitative and Qualitative Disclosures About Market Risk      14

Item 4.  Controls and Procedures                                         15

Part II  Other Information

Item 1.  Legal Proceedings                                               16

Item 1A.  Risk Factors                                                   16

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds     16

Item 3 -- Defaults Upon Senior Securities                                16

Item 4 -- Submission of Matters to a Vote of Security Holders            16

Item 5 -- Other Information                                              17

Item 6.  Exhibits                                                        17

Signatures                                                               18


Part I.  Financial Information

Item 1.  Financial Statements

                               Monster Offers
              (Formerly Tropical PC Acquisition Corporation)
                       (A Development Stage Company)
                               Balance Sheets

Balance Sheets
                                                 September 30,
                                                     2008       December 31,
                                                  (Unaudited)       2007
                                                 -------------  -------------
ASSETS

Current assets:
   Cash and equivalents                          $     33,001   $          -
   Funds in escrow                                          -         45,000
                                                 -------------  -------------
     Total current assets                              33,001         45,000
                                                 -------------  -------------
TOTAL ASSETS                                     $     33,001   $     45,000
                                                 =============  =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts Payable                                   7,110          5,610
                                                 -------------  -------------
    Total current liabilities                           7,110          5,610

Stockholders' equity:
   Common stock, $0.001 par value, 75,000,000
    shares authorized, 19,560,000, 19,560,000
    issued and outstanding as of 9/30/08 and
    12/31/07, respectively                             19,560         19,560
   Additional paid-in capital                          26,425         26,425
   (Deficit) accumulated during development
    stage                                             (20,094)        (6,595)
                                                 -------------  -------------
     Total stockholders' equity                        25,891         39,390
                                                 -------------  -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $     33,001   $     45,000
                                                 =============  =============


   The accompanying notes are an integral part of these financial statements.

                               Monster Offers
              (Formerly Tropical PC Acquisition Corporation)
                       (A Development Stage Company)
                          Statements of Operations
                                 (Unaudited)


Statements of Operations

                                                                   February 23,
                     For the three months    For the nine months       2007
                            ending                 ending           (inception)
                    ----------------------  ----------------------      to
                    Sept. 30,   Sept. 30,   Sept. 30,   Sept. 30,    Sept. 30,
                       2008        2007        2008        2007        2008
                    ----------  ----------  ----------  ----------  ----------
Revenue             $  28,889   $       -   $  49,513   $       -   $  49,513
                    ----------  ----------  ----------  ----------  ----------

Expenses:
Organizational Costs        -           -           -         400         985
Expenses of Spin Off        -           -           -           -       5,610
General &
 Administrative        12,679           -      63,012           -      63,012
                    ----------  ----------  ----------  ----------  ----------
   Total expenses      12,679           -      63,012         400      69,607
                    ----------  ----------  ----------  ----------  ----------
Net income (loss)
before income taxes $  16,210   $       -   $ (13,499)  $    (400)  $ (20,094)

Income tax expense          -           -           -           -           -
                    ----------  ----------  ----------  ----------  ----------

Net income (loss)   $  16,210   $       -   $ (13,499)  $    (400)  $ (20,094)
                    ==========  ==========  ==========  ==========  ==========

Basic and Diluted
 Weighted average
 number of
 common shares
 outstanding        19,560,000  19,560,000  19,560,000  19,560,000
                    ==========  ==========  ==========  ==========

Net (loss) per
 share              $    0.00   $    0.00   $   (0.00)  $   (0.00)
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

                               Monster Offers
              (Formerly Tropical PC Acquisition Corporation)
                       (A Development Stage Company)
                          Statements of Cash Flows
                                 (Unaudited)


Statements of Cash Flows

                            For the nine months ended      February 23, 2007
                        ----------------------------------  (inception) to
                         September 30,     September 30,     September 30,
                              2008              2007              2008
                        ----------------  ----------------  ----------------
Operating activities:
  Net (loss)            $       (13,499)  $          (400)  $       (20,094)
  Changes in assets and
    liabilities:
     Increase in
     Accounts payable             1,500                 -             7,110
                        ----------------  ----------------  ----------------
Net cash (used) by
  operating activities          (11,999)             (400)          (12,984)


Financing activities:
  Issuance of common stock            -                 -            45,000
  Donated capital                     -               400               985
                        ----------------  ----------------  ----------------
Net cash provided by
  financing activities                -               400            45,985


Net increase (decrease)
  in cash                       (11,999)                -            33,001
Cash - beginning                 45,000                 -                 -
                        ----------------  ----------------  ----------------
Cash - ending           $        33,001   $             -   $        33,001
                        ================  ================  ================

Supplemental disclosures:
  Interest paid         $             -   $             -   $             -
                        ================  ================  ================
  Income taxes paid     $             -   $             -   $             -
                        ================  ================  ================
  Non-cash transactions $             -   $             -   $             -
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


Note 2 - Going concern

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at September 30, 2008, the Company has recognized revenues of $49,513 and has accumulated operating losses of approximately $20,094 since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used to further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Item 2. - Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

The Company may from time to time make written or oral "forward-looking statements" including statements contained in this report and in other communications by the Company, which are made in good faith by the Company pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995.

These forward-looking statements include statements of the Company's plans, objectives, expectations, estimates and intentions, which are subject to change based on various important factors (some of which are beyond the Company's control). The following factors, in addition to others not listed, could cause the Company's actual results to differ materially from those expressed in forward looking statements: the strength of the domestic and local economies in which the Company conducts operations, the impact of current uncertainties in global economic conditions and the ongoing financial crisis affecting the domestic and foreign banking system and financial markets, including the impact on the Company's suppliers and customers, changes in client needs and consumer spending habits, the impact of competition and technological change on the Company, the Company's ability to manage its growth effectively, including its ability to successfully integrate any business which it might acquire, and currency fluctuations.
All forward-looking statements in this report are based upon information available to the Company on the date of this report. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, or otherwise, except as required by law.

Critical Accounting Policies
----------------------------

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", included in our Registration Statement for the fiscal year ended December 31, 2007.

Results of Operations
---------------------

Overview of Current Operations
------------------------------

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

Management also plans to deliver internet marketing leads to business buyers in a lead auction format. This format allows clients to bid on qualified leads as they are created. Monster Offers plans to deliver to the winning bidder leads generated in real time. Management believes this is the best way to derive the highest revenue per lead in the marketplace.


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



Results of Operations for the quarter ended September 30, 2008
--------------------------------------------------------------

During the nine months ended September 30, 2008, the Company had a net loss of $(13,499) versus a net loss of $(400) for the same period last year. During the three months ended September 30, 2008, the Company had a net income of $16,210 versus no net income for the same period last year, when the Company was somewhat inactive. For the three months ending September 30, 2008, the Company experienced general and administrative expenses of $12,679, primarily accounting and legal fees. For the nine months ending
September 30, 2008, the Company's general and administrative expenses were $63,012. Since the Company's inception, on February 23, 2007, the Company experienced a net lost $(20,094).

Revenues
--------

During the nine month period ended September 30, 2008, the Company generated $49,513 in revenues and compared to no revenues for the same period last year, when the Company was just beginning to develop its business plan. During the three month period ended September 30, 2008, the Company generated $28,889 in revenues. Since inception on February 23, 2007, the Company has generated $49,513 in revenues.

Plan of Operation
-----------------

Management does not believe that the Company will be able to generate any significant profit during the coming year. Management believes that general and administrative costs and well as building its infrastructure will most likely curtail any significant profits.

Management believes the Company can sustain itself for the next twelve months. Management has agreed to keep the Company funded at its own expense, without seeking reimbursement for expenses paid. The Company's need for capital may change dramatically if it can generate additional revenues from its operations. In the event the Company requires additional funds, the Company will have to seek loans or equity placements to cover such cash needs. There are no assurances additional capital will be available to the Company on acceptable terms.


Going Concern
-------------

Going Concern - The Company experienced operating losses, of $(20,094) since its inception on February 23, 2007 through the period ended September 30, 2008. The financial statements have been prepared assuming the Company will continue to operate as a going concern which contemplates the realization of assets and the settlement of liabilities in the normal course of business. No adjustment has been made to the recorded amount of assets or the recorded amount or classification of liabilities which would be required if the Company were unable to continue its operations. (See Financial Footnote 2)


Summary of any product research and development that we will perform for the term of our plan of operation.
-----------------------------------------------------------------------------

We do not anticipate performing any additional significant product research and development under our current plan of operation.

Expected purchase or sale of plant and significant equipment.
-------------------------------------------------------------

We do not anticipate the purchase or sale of any plant or significant equipment; as such items are not required by us at this time.


Significant changes in the number of employees.
-----------------------------------------------

As of September 30, 2008, we did not have any employees. We are dependent upon our sole officer and director for our future business development. As our operations expand we anticipate the need to hire additional employees, consultants and professionals; however, the exact number is not quantifiable at this time.


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

As a result of our the Company's current limited available cash, no officer or director received compensation through the nine months ended September 30, 2008. No officer or director received stock options or other non-cash compensation since the Company's inception through September 30, 2008. The Company has no employment agreements in place with its officers. Nor does the Company owe its officers any accrued compensation, as the Officers agreed to work for company at no cost, until the company can become profitable on a consistent Quarter-to-Quarter basis.

Off-Balance Sheet Arrangements
------------------------------

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results or operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies and Estimates
------------------------------------------

Revenue Recognition: We recognize revenue from product sales once all of the following criteria for revenue recognition have been met: pervasive evidence that an agreement exists; the services have been rendered; the fee is fixed and determinable and not subject to refund or adjustment; and collection of the amount due is reasonable assured.

New Accounting Standards
------------------------

In December 2007, the FASB issued SFAS No. 160, "Non-controlling Interests in Consolidated Financial Statements". This statement amends ARB 51 to establish accounting and reporting standards for the non-controlling (minority) interest in a subsidiary and for the de-consolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is equity in the consolidated financial statements. SFAS No. 160 is effective for fiscal years and interim periods beginning after December 15, 2008. The adoption of SFAS 160 is not expected to have a material impact on the Company's financial position, results of operation or cash flows.

As of January 1, 2008 we adopted SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS No. 159"). SFAS No. 159 allows the company to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. The adoption of SFAS 159 has not had a material impact on our financial position, results of operation or cash flows.

As of January 1, 2008 we adopted SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"). SFAS No. 157 defines fair value and provides guidance for measuring and disclosing fair value. The adoption of SFAS 157 has not had a material impact on our financial position, results of operation or cash flows.


Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4T. Controls and Procedures

(a) Our management supervised and participated in an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2008. Based on that evaluation, our management, including our principal executive and financial officer, concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports filed or submitted by the Company under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and communicated to our management, including our principle executive and financial officer, as appropriate, to allow timely decisions regarding required disclosure within the time periods specified in the SEC's rules and forms.

Internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems that are determined to be effective by provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

(b) There were no changes in our internal control over financial reporting during the period ended September 30, 2008, that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

                           PART II. OTHER INFORMATION

Item 1 -- Legal Proceedings

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

We are not presently a party to any material litigation, nor to the knowledge of management is any litigation threatened against us, which may materially affect us.

Item 1A - Risk Factors

See Risk Factors set forth in Part I, Item 1A of the Company's Registration Statement on Form SB-2 for the fiscal year ended December 31, 2007 and the discussion in Item 1, above, under "Financial Condition - Liquidity and Capital resources.


Item 2 -- Unregistered Sales of Equity Securities and Use of Proceeds

On December 11, 2007, the Company issued 11,250,000 shares of its common stock to its founder for $11,250 in cash. Founder then transferred these shares to an outside party for the same price on December 31, 2007.

The Company was a subsidiary of Tropical PC, Inc. On December 31, 2007, the record shareholders of Tropical PC, Inc. received a spin off dividend of one (1) common share, par value $0.001, of Monster Offers common stock for every share of Tropical PC, Inc. common stock owned for a total 810,000 common shares issued.

In December, 2007, the Company purchased 600,000 spin-off shares from Tropical PC's original founder at par value. These shares were returned to the Corporate Treasury.

On December 31, 2007, the Company issued 7,500,000 shares of its common stock pursuant to a Regulation D 506 offering for $33,750 in cash.

As of December 31, 2007, Monster Offers has 19,560,000 of its common stock issued and outstanding.


Item 3 -- Defaults Upon Senior Securities

None.

Item 4 -- Submission of Matters to a Vote of Security Holders

None.

Item 5 -- Other Information

None.


Item 6 -- Exhibits

                                        Filed          Period           Filing
Exhibit       Exhibit Description     herewith  Form   ending  Exhibit   date
-------------------------------------------------------------------------------
 3.1       Articles of Incorporation,            SB-2          3.1   01/15/2008
           as currently in effect
-------------------------------------------------------------------------------
 3.2       Bylaws                                SB-2          3.2   01/15/2008
           as currently in effect
-------------------------------------------------------------------------------
 3.3       Amended Articles of                   SB-2           3.3  01/15/2008
           Incorporation as currently
           in effect.
-------------------------------------------------------------------------------
31.1       Certification of President    X
           and Principal Financial
           Officer, pursuant to Section
           302 of the Sarbanes-Oxley
           Act
-------------------------------------------------------------------------------
31.2       Certification of President    X
           and Principal Financial
           Officer, pursuant to Section
           906 of the Sarbanes-Oxley
           Act
-------------------------------------------------------------------------------

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

Dated:  November 13, 2008
        -----------------