Form 10-K
period 2008-12-31
Monster Offers
filed 2009-04-14
CIK 1423746

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 2008

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________ to ____________

     Commission file number:  000-53266

                              Monster Offers
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Nevada                                          26-1548306
-------------------------------                           -------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification No.)

                8937 Quintessa Cove Street, Las Vegas, NV  89148
             ------------------------------------------------------
               (Address of principal executive offices)(Zip Code)
         Issuer's telephone number, including area code:  (702) 575-4816

    Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act: Common Stock

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [ ] Yes [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. [ ] Yes [X] No

Indicate by checkmark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

         [ ] Large accelerated filer      [ ] Accelerated filer
         [ ] Non-accelerated filer        [X] Smaller reporting company
         (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                              Yes[ ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter:

The aggregate market value of the Company's common shares of voting stock held by non-affiliates of the Company at April 13, 2009, computed by reference to the $0.02 Registration Statement per-share price on June 2, 2008 (date of effectiveness), was $166,200.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

As of April 13, 2009, the registrant's outstanding common stock consisted of 18,960,000 shares, $0.001 Par Value. Authorized - 75,000,000 common voting shares.


DOCUMENTS INCORPORATED BY REFERENCE:

None.

Transitional Small Business Disclosure Format: Yes [ ] No [X]

                                      INDEX


         Title                                                             Page

ITEM 1.  BUSINESS                                                            5

ITEM 2.  PROPERTIES                                                         19

ITEM 3.  LEGAL PROCEEDINGS                                                  19

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                19

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS           20

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF                            21
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                        25

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON                   26
         ACCOUNTING AND FINANCIAL DISCLOSURE

ITEM 9A. CONTROLS AND PROCEDURES                                            26

ITEM 10. DIRECTOR, EXECUTIVE OFFICER AND CORPORATE GOVERNANCE               29

ITEM 11. EXECUTIVE COMPENSATION                                             33

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS,                   35
         MANAGEMENT AND RELATED STOCKHOLDER MATTERS

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                     36
         AND DIRECTOR INDEPENDENCE

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES                             37

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES                            38

                            FORWARD-LOOKING STATEMENTS

This document contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact are "forward-looking statements" for purposes of federal and state securities laws, including, but not limited to, any projections of earnings, revenue or other financial items; any statements of the plans, strategies and objections of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; any statements or belief; and any statements of assumptions underlying any of the foregoing.

Forward-looking statements may include the words "may", "could", "estimate", "intend", "continue", "believe", "expect" or "anticipate" or other similar words. These forward-looking statements present our estimates and assumptions only as of the date of this report. Accordingly, readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the dates on which they are made. We do not undertake to update forward-looking statements to reflect the impact of circumstances or events that arise after the dates they are made. You should, however, consult further disclosures we make in future filings of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The factors impacting these risks and uncertainties include, but are not limited to:

o inability to raise additional financing for working capital and product development;

o  inability to identify internet marketing approaches;

o deterioration in general or regional economic, market and political conditions;

o the fact that our accounting policies and methods are fundamental to how we report our financial condition and results of operations, and they may require management to make estimates about matters that are inherently uncertain;

o adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations;

o changes in U.S. GAAP or in the legal, regulatory and legislative environments in the markets in which we operate;

o  inability to efficiently manage our operations;

o  inability to achieve future operating results;

o  our ability to recruit and hire key employees;

o the inability of management to effectively implement our strategies and business plans; and

o  the other risks and uncertainties detailed in this report.

In this form 10-K references to "Monster Offers", "the Company", "we", "us", and "our" refer to Monster Offers.

                              AVAILABLE INFORMATION

We file annual, quarterly and special reports and other information with the SEC. You can read these SEC filings and reports over the Internet at the SEC's website at www.sec.gov. You can also obtain copies of the documents at prescribed rates by writing to the Public Reference Section of the SEC at 100 F Street, NE, Washington, DC 20549 on official business days between the hours of 10:00 am and 3:00 pm. Please call the SEC at (800) SEC-0330 for further information on the operations of the public reference facilities. We will provide a copy of our annual report to security holders, including audited financial statements, at no charge upon receipt to of a written request to us at Monster Offers, 8937 Quintessa Cove Street, Las Vegas, NV 89148.

                                     PART I

ITEM 1.  BUSINESS

History and Organization
------------------------

Monster Offers ("the Company") was incorporated in the State of Nevada on February 23, 2007, under the name Tropical PC Acquisition Company. On December 11, 2007, the Company amended its Articles of Incorporation changing its name to Monster Offers. The Company was originally incorporated as a wholly owned subsidiary of Company Tropical PC, Inc., a Nevada corporation. Tropical PC was incorporated September 22, 2004. On December 11, 2007, the Company amended its Articles of Incorporation changing its name from Tropical PC Acquisition Corporation to Monster Offers.


Our Business
------------

Monster Offers is a technology based Internet media and marketing firm that specializes in generating online internet leads. We provide internet marketing services for our clients, which include advertisers, direct marketers, lead brokers, and agencies, seeking to increase sales and customer contact through online marketing channels.

Our services include the development of advertising campaigns used to market products and/or services online. We also design and host customized web pages.

Our website development is managed by our proprietary Lead Code software platform. This technology platform allows us to acquire marketing online leads for our clients in real-time. This platform generates comprehensive detailed reporting on website activity which allows us to analyze the effectiveness of different marketing campaigns, advertisements and specific promotions. This software tool helps us determine which campaigns are performing at an acceptable level for our clients and which campaigns are achieving an acceptable profit margin for Monster Offers.


Marketing Strategy
------------------

Monster Offers owns and operates a variety of Internet websites. We generate traffic to our websites both internally and from third party Internet advertising. Our Web properties and marketing activities are designed to generate real-time response based marketing results for our clients.

While visiting one of our online websites, consumers are given the opportunity to sign up, purchase and/or ask to be contacted about various product and service offerings. These Web websites generate a variety of transactional results ranging from: (a) Web traffic; (b) inbound telemarketing calls; (c) outbound telemarketing leads; (d) marketable profiled data lists of consumers; (e) targeted response leads; and (f) completed applications for products and services.

We utilize a number of online marketing channels to build our databases. These include but are not limited to:

Email Marketing
---------------

Our websites are promoted through opt-in email marketing. In other words, we ask people who search the internet to sign-up to receive marketing messages. We currently market to multiple consumer and business databases. All data utilized for email marketing is either owned by us or is managed by us.

Search Engine Marketing
-----------------------

We utilize search engine marketing to direct consumers to our websites.
Funds generated from the program will be placed in an open account with each provider and are spent on a Cost-Per-Click auction basis. Google, Yahoo, and Terra Lycos are the primary 3 search engine providers used.

Affiliate Marketing
-------------------

We have just completed an affiliate destination where online publishers can promote Monster Offers exclusive offers and promotions. The new system allows publishers to choose, and manage a particular campaign. Publishers are also provided with real-time commission tracking.

Sales Strategy
--------------

We plan to sell our products and services to a network of participating lead buyers and advertisers in various categories. Some of these categories include the wireless industry, insurance industry, travel industry, auto industry and mortgage industry.

We also plan deliver internet marketing leads to business buyers in a lead auction format. This format allows clients to bid on qualified leads as they are created. Monster Offers plans to deliver to the winning bidder leads generated in real time. Management believes this is the best way to derive the highest revenue per lead in the marketplace.

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


Government Regulation
---------------------

We are subject to federal, state and local laws and regulations affecting our business. Although the Company plans on obtaining all required federal and state permits, licenses, and bonds to operate its facilities, there can be no assurance that the Company's operation and profitability will not be subject to more restrictive regulation or increased taxation by federal, state, or
local agencies.   New laws and regulations may restrict specific Internet
activities, and existing laws and regulations may be applied to Internet activities, either of which could increase our costs of doing business over the Internet and adversely affect the demand for our advertising services.
In the United States, federal and state laws already apply or may be applied in the future to areas, including children's privacy, copyrights, taxation, user privacy, search engines, Internet tracking technologies, direct marketing, data security, pricing, sweepstakes, promotions, intellectual property ownership and infringement, trade secrets, export of encryption technology, acceptable content and quality of goods and services.

Employees
---------

We have no employees other than Mr. Kaup, our sole officer/director. He devotes approximately 20-30 hours per week of his time to our business. All functions including development, strategy, negotiations and clerical work is being provided by our sole officer/director on a voluntary basis, without compensation.

Monster Offers' Funding Requirements
------------------------------------

We do not have sufficient capital to fully develop our business plan. Management anticipates Monster Offers will require to raise at least $475,000. There is no assurance that we will have revenue in the future or that we will be able to secure the necessary funding to develop our business. Without additional funding, it is most likely that our business model will not succeed, and we shall be forced to curtail or even cease our operations.

Future funding could result in potentially dilutive issuances of equity securities, the incurrence of debt, contingent liabilities and/or amortization expenses related to goodwill and other intangible assets, which could materially adversely affect the Company's business, results of operations and financial condition.


Patent, Trademark, License and Franchise Restrictions and Contractual Obligations and Concessions
---------------------------------------------------------------------

We have no current plans for any registrations such as patents, trademarks, copyrights, franchises, concessions, royalty agreements or labor contracts. We will assess the need for any copyright, trademark or patent applications on an ongoing basis.


Research and Development Activities and Costs
---------------------------------------------

Monster Offers did not incur any research and development costs for the years ended December 31, 2008 and 2007, and has no plans to undertake any research and development activities during the next year of operations.


Compliance With Environmental Laws
----------------------------------

We are not aware of any environmental laws that have been enacted, nor are we aware of any such laws being contemplated for the future, that impact issues specific to our business. In our industry, environmental laws are anticipated to apply directly to the owners and operators of companies. They do not apply to companies or individuals providing consulting services, unless they have been engaged to consult on environmental matters. We are not planning to provide environmental consulting services.

Item 1A. Risk Factors.

                      Risk Factors Relating to Our Company
                      ------------------------------------

1. SINCE WE ARE A DEVELOPMENT COMPANY, THERE ARE NO ASSURANCES THAT OUR BUSINESS PLAN WILL EVER BE SUCCESSFUL.

Our company was incorporated on February 23, 2007, we are a spin off of Tropical PC, Inc. We have realized $49,513 in revenues and lost $(48,151) since our inception. We have no solid operating history upon which an evaluation of our future prospects can be made. Based upon current plans, we expect to incur operating losses in future periods as we incur significant expenses associated with the initial startup of our business. Further, there are no assurances that we will be successful in realizing added revenues or in achieving or sustaining positive cash flows. Any such failure could result in the possible closure of our business or force us to seek additional capital through loans or additional sales of our equity securities to continue business operations, which would dilute the value of any shares you purchase in this distribution.


2. WE HAVE YET TO ATTAIN PROFITABLE OPERATIONS AND BECAUSE WE WILL NEED ADDITIONAL FINANCING TO FUND OUR ACTIVITIES, OUR ACCOUNTANTS BELIEVE THERE IS SUBSTANTIAL DOUBT ABOUT THE COMPANY'S ABILITY TO CONTINUE AS A GOING CONCERN.

The Company has prepared financial statements for the year-end December 31, 2008 reporting that the Company is in its developmental stages. Its ability to continue to operate as a going concern is fully dependent upon the Company obtaining sufficient financing to continue its development and operational activities. The ability to achieve profitable operations is in direct correlation to the Company's ability to raise sufficient financing. It is important to note that even if the appropriate financing is received, there is no guarantee that the Company will ever be able to operate profitably or derive any significant revenues from its operation. The Company could be required to raise additional financing to fully implement its entire business plan.

It is also important to note that the Company anticipates that it will incur losses and negative cash flow over the next twelve (12) months. There is no guarantee that the Company will ever operate profitably or even receive positive cash flows from full operations.

                    Risk Factors Relating to Our Company

3. WE MAY NOT BE ABLE TO COMPETE WITH OTHER ONLINE LEAD GENERATION PROVIDERS, ALMOST ALL OF WHOM HAVE GREATER RESOURCES AND EXPERIENCE THAN WE DO.

The online internet lead generation industry is dominated by large, well-financed firms. We do not have the resources to compete with larger providers of this service. With the minimal resources we have available, we may experience great difficulties in building a customer base. Competition by existing and future competitors could result in our inability to secure any new customers. This competition from other entities with greater resources and reputations may result in our failure to maintain or expand our business as we may never be able to successfully execute our business plan. Further, Monster Offers cannot be assured that it will be able to compete successfully against present or future competitors or that the competitive pressure it may face will not force it to cease operations.


4. WE MAY NOT BE ABLE TO RAISE SUFFICIENT CAPITAL OR GENERATE ADEQUATE REVENUE TO MEET OUR OBLIGATIONS AND FUND OUR OPERATING EXPENSES.

As of December 31, 2008, the Company had $6,469 in working cash and equivalents. The Company plans to specialize in utilizing technology based Internet media and marketing to generate leads for businesses. These plans will require additional capital. The Company needs to raise at least four hundred seventy-five dollars ($475,000) in order to fully develop its business plan. The Company currently has enough funds to partially implement its business plan. Failure to raise adequate capital and generate adequate sales revenues to meet our obligations and develop and sustain our operations could result in reducing or ceasing our operations.

Additionally, even if we do raise sufficient capital and generate revenues to support our operating expenses, there can be no assurances that the revenue will be sufficient to enable us to develop business to a level where it will generate profits and cash flows from operations. These matters raise substantial doubt about our ability to continue as a going concern. Our independent auditors currently included an explanatory paragraph in their report on our financial statements regarding concerns about our ability to continue as a going concern.

5. NEW TECHNOLOGIES COULD BLOCK OR FILTER OUR ADS, WHICH COULD REDUCE THE EFFECTIVENESS OF OUR SERVICES AND LEAD TO A LOSS OF CUSTOMERS.

Technologies may be developed that can block the display of our ads. We expect to derive a portion our revenues from fees paid to us by advertisers in connection with the display of ads on web pages. Any ad-blocking technology effective against our ad placements could severely restrict the number of advertisements that we are able to place before consumers resulting in a reduction in the attractiveness of our services to advertisers. If advertisers determine that our services are not providing substantial value, we may suffer a loss of clients. As a result, ad-blocking technology could, in the future, substantially decrease the number of ads we place resulting in a decrease in our revenues.

6. WE HAVE TO KEEP UP WITH RAPID TECHNOLOGICAL CHANGE TO CONTINUE OFFERING OUR ADVERTISING CLIENTS COMPETITIVE SERVICES OR WE MAY LOSE CLIENTS AND BE UNABLE TO COMPETE.

Our future success will depend on our ability to continue delivering our advertising clients competitive results-based Internet marketing services.
In order to do so, we will need to adapt to rapidly changing technologies, to adapt our services to evolving industry standards and to improve the performance of our services. Our failure to adapt to such changes would likely lead to a loss of clients or a substantial reduction in the fees we would be able to charge versus competitors who have more rapidly adopted improved technology. Any loss of clients or reduction of fees would adversely impact our revenue. In addition, the widespread adoption of new Internet technologies or other technological changes could require substantial expenditures by us to modify or adapt our services or infrastructure. If we are unable to pass all or part of these costs on to our clients, our margins and, therefore, profitability will be reduced.

7. IF OUR BUSINESS PLAN IS NOT SUCCESSFUL, WE MAY NOT BE ABLE TO CONTINUE OPERATIONS AS A GOING CONCERN AND OUR STOCKHOLDERS MAY LOSE THEIR ENTIRE INVESTMENT IN US.

As discussed in the Footnote 3 to Financial Statements included in this Annual report, our auditors have given us a Going Concern comment.
This raises substantial doubt that we will be able to continue operations as a going concern, and our independent auditors included an explanatory paragraph regarding this uncertainty in their report on our financial statements for the period February 23, 2007 (inception) to December 31, 2008. Our ability to continue as a going concern is dependent upon our generating cash flow sufficient to fund operations and reducing operating expenses. Our business plans may not be successful in addressing these issues. If we cannot continue as a going concern, our stockholders may lose their entire investment in us.

8. WE FACE INTENSE AND GROWING COMPETITION, WHICH COULD RESULT IN PRICE REDUCTIONS, REDUCED OPERATING MARGINS AND LOSS OF MARKET SHARE.

The market for Internet advertising and related services is highly competitive. If we fail to compete effectively against other Internet advertising service companies, we could lose advertising clients and our revenues would decline. We expect competition to continue to increase because there are no significant barriers to entry. Our principal competitors include other on-line companies that provide advertisers with results-based advertising services, including advertising networks such as Google, aQuantive, Advertising.com, QuinStreet and ValueClick. In addition, we compete with large interactive media companies with strong brand recognition, such as AOL, Microsoft and Yahoo!, that sell advertising inventory directly to advertisers. We also compete with traditional advertising media, such as direct mail, television, radio, cable and print, for a share of advertisers' total advertising budgets.

Many current and potential competitors have advantages over us, such as longer operating histories, greater name recognition, larger client bases, greater access to advertising space on high-traffic web sites, and significantly greater financial, technical, marketing and human resources. These companies can use their experience and resources against us in a variety of competitive ways, including by making acquisitions, investing more aggressively in research and development and competing more aggressively for advertisers and publishers through increased marketing or other promotions. In addition, existing or future competitors may develop or offer services that provide significant performance, price, creative or other advantages over those offered by us.

If we fail to compete successfully, we could have difficulties attracting and retaining advertising clients, which may decrease revenues and adversely affect our operating results. Increased competition may also result in price reductions that cannot be offset by cost reductions resulting in substantial decreases in operating income.

9.  WE MAY NOT BE ABLE TO FIND SUITABLE EMPLOYEES.

The Company currently relies heavily upon the services and expertise of our sole officer and director. In order to implement the aggressive business plan of the Company, management recognizes that additional clerical staff will be required. Our sole officer is the only employed personnel at the outset of operations. Our sole officer can manage the office functions and bookkeeping services until the Company can generate enough revenues to hire additional staff.

No assurances can be given that the Company will be able to find suitable employees that can support the above needs of the Company or that these employees can be hired on terms favorable to the Company.


10.  WE MAY NOT EVER PAY CASH DIVIDENDS.

The Company has not paid any cash dividends on the Common Shares to date, and there can be no guarantee that the Company will be able to pay cash dividends on the Common Shares in the foreseeable future. Initial earnings that the Company may realize, if any, will be retained to finance the growth of the Company. Any future dividends, of which there can be no guarantee, will be directly dependent upon earnings of the Company, its financial requirements and other factors that are not determined. (See "CAPITALIZATION")


11.  WE ARE SUBJECT TO GOVERNMENT REGULATION.

Our business is subject to existing laws and regulations that have been applied to Internet communications, commerce and advertising. New laws and regulations may restrict specific Internet activities, and existing laws and regulations may be applied to Internet activities, either of which could increase our costs of doing business over the Internet and adversely affect the demand for our advertising services. In the United States, federal and state laws already apply or may be applied in the future to areas, including children's privacy, copyrights, taxation, user privacy, search engines, Internet tracking technologies, direct marketing, data security, pricing, sweepstakes, promotions, intellectual property ownership and infringement, trade secrets, export of encryption technology, acceptable content and quality of goods and services.

In addition to government regulation, privacy advocacy groups and the technology and direct marketing industries may consider various new, additional or different self-regulatory standards applicable to the Internet. Governments, trade associations and industry self-regulatory groups may enact more burdensome laws, regulations and guidelines, including consumer privacy laws, affecting our clients, publishers and us, which could harm our business by increasing compliance costs or limiting the scope of our business.

12. WE MAY BE LIABLE FOR CONTENT IN THE ADVERTISEMENTS WE DELIVER FOR OUR CLIENTS RESULTING IN UNANTICIPATED LEGAL COSTS.

We may be liable to third parties for content in the advertising we deliver if the artwork, text or other content involved violates copyrights, trademarks or other third-party intellectual property rights or if the content is defamatory. Although substantially all of our contracts include both warranties from our advertisers that they have the right to use and license any copyrights, trademarks or other intellectual property included in an advertisement and indemnities from our advertisers in the event of a breach of such warranties, a third party may still file a claim against us. Any claims by third parties against us could be time-consuming, could result in costly litigation and adverse judgments. Such expenses would increase our costs of doing business and reduce our net income per share. In addition, we may find it necessary to limit our exposure to such risks by accepting fewer or more restricted advertisements leading to loss of revenue.

13. BECAUSE OUR AFFILIATE PROGRAMS GENERALLY CAN BE CANCELLED BY THE CLIENT WITH LITTLE OR NO NOTICE OR PENALTY, THE TERMINATION OF ONE OR MORE PROGRAM COULD RESULT IN AN IMMEDIATE DECLINE IN OUR REVENUES.

We expect to derive the majority of our revenues from marketing services under short-term insertion order contracts with advertising clients and web site publishers, which may be cancelled upon thirty (30) days or less notice. In addition, the client contracts generally do not contain penalty provisions for cancellation before the end of the contract term. The short contract terms in general reflect the limited timelines, budgets and customer acquisition goals of specific advertising campaigns and are consistent with industry practice. The non-renewal, re-negotiation, cancellation or deferral of large contracts or a number of contracts that in the aggregate account for a significant amount of revenues, could cause an immediate and significant decline in our revenues and harm our business.

14. OUR PRINCIPAL STOCKHOLDERS, AND SOLE OFFICER AND DIRECTOR OWN A CONTROLLING INTEREST IN OUR VOTING STOCK AND INVESTORS WILL NOT HAVE ANY VOICE IN OUR MANAGEMENT, WHICH COULD RESULT IN DECISIONS ADVERSE TO OUR GENERAL SHAREHOLDERS.

Our principal stockholders beneficially owns approximately, or has the right to vote approximately 57% of our outstanding common stock. As a result, this stockholder, acting alone, will have the ability to control substantially all matters submitted to our stockholders for approval including:

a) election of our board of directors;

b) removal of any of our directors;

c) amendment of our Articles of Incorporation or bylaws; and

d) adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination involving us.

15. SECURITY AND PRIVACY BREACHES COULD SUBJECT US TO LITIGATION AND LIABILITY AND DETER CONSUMERS FROM USING OUR NETWORK.

While we plan to employ security measures typical of our industry, including encryption technology, we could be subject to litigation and liability if third parties penetrate our network security or otherwise misappropriate our users' personal or credit card information. This liability could include claims for unauthorized purchases with credit card information, impersonation or other similar fraud claims. It could also include claims for other misuses of personal information, such as for unauthorized marketing purposes. In addition, the Federal Trade Commission and other federal and state agencies have investigated various Internet companies in connection with their use of personal information. We could be subject to investigations and enforcement actions by these or other agencies. In addition, we license on a very limited basis customer names and street addresses to third parties. Although we provide an opportunity for our customers to remove their names from our user list, we nevertheless may receive complaints from customers for these license arrangements.

The need to transmit confidential information securely has been a significant barrier to electronic commerce and communications over the Internet. Any compromise of security could deter people from using the Internet in general or, specifically, from using the Internet to conduct transactions that involve transmitting confidential information, such as purchases of goods or services. Many marketers seek to offer their products and services on our distribution network because they want to encourage people to use the Internet to purchase their goods or services. Internet security concerns could frustrate these efforts. Also, our relationships with consumers may be adversely affected if the security measures we use to protect their personal information prove to be ineffective. We cannot predict whether events or developments will result in a compromise or breach of the technology we use to protect customers' personal information. We have no insurance coverage for these types of claims. In addition to direct losses from claims, if consumers are leery of using our system, we may not be able to attract advertisers to our network leading to a decline in revenues.

Furthermore, our computer servers or those of our third-party service providers, if any, may be vulnerable to computer viruses, physical or electronic break-ins and similar disruptions. We may need to expend significant additional capital and other resources to protect against a security breach or to alleviate problems caused by any such breaches. We may be unable to prevent or remedy all security breaches. If any of these breaches occur, we could lose marketing clients, distribution publishers and visitors to our distribution network resulting in a decline in revenues and, ultimately, profitability.

16. IF THE ACCEPTANCE OF ONLINE ADVERTISING AND ONLINE DIRECT MARKETING DOES NOT INCREASE, OUR BUSINESS WILL SUFFER.

The demand for online marketing may not develop to a level sufficient to support our continued operations or may develop more slowly than we expect. We expect to derive our revenues from contracts with advertiser clients under which we provide online marketing services through our offer distribution network. The Internet has not existed long enough as a marketing medium to demonstrate its effectiveness relative to traditional marketing methods. Advertisers that have historically relied on traditional marketing methods may be reluctant or slow to adopt online marketing. Many advertisers have limited or no experience using the Internet as a marketing medium. In addition, advertisers that have invested substantial resources in traditional methods of marketing may be reluctant to reallocate these resources to online marketing. Those companies that have invested a significant portion of their marketing budgets in online marketing may decide after a time to return to more traditional methods if they find that online marketing is a less effective method of promoting their products and services than traditional marketing methods. Moreover, the Internet-based companies that have adopted online marketing methods may themselves develop more slowly than anticipated or not at all. This, in turn, may result in slower growth in demand for the online direct marketing services of the type we provide.

We do not know if accepted industry standards for measuring the effectiveness of online marketing, particularly of the cost per action model most commonly used by us, will develop. An absence of accepted standards for measuring effectiveness could discourage companies from committing significant resources to online marketing. Moreover, advertisers may determine that the cost per action pricing model is less effective in achieving, or entirely fails to achieve, their marketing objectives. If the market for Internet advertising fails to continue to develop, develops more slowly than we expect, or rejects our primary cost per action pricing model, our ability to place offers and generate revenues could be harmed.


                              Other Risks Factors

17. WE MAY, IN THE FUTURE, ISSUE ADDITIONAL COMMON SHARES, WHICH WOULD REDUCE INVESTORS' PERCENT OF OWNERSHIP AND MAY DILUTE OUR SHARE VALUE.

Our Articles of Incorporation authorize the issuance of 75,000,000 shares of common stock and no preferred shares. The future issuance of common stock may result in substantial dilution in the percentage of our common stock held by our then existing shareholders. We may value any common stock issued in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, and might have an adverse effect on any trading market for our common stock.

18. OUR COMMON SHARES ARE SUBJECT TO THE "PENNY STOCK" RULES OF THE SEC AND THE TRADING MARKET IN OUR SECURITIES IS LIMITED, WHICH MAKES TRANSACTIONS IN OUR STOCK CUMBERSOME AND MAY REDUCE THE VALUE OF AN INVESTMENT IN OUR STOCK.

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions.

For any transaction involving a penny stock, unless exempt, the rules require:

     (a) that a broker or dealer approve a person's account for transactions in penny stocks; and

     (b) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must: (a) obtain financial information and investment experience objectives of the person; and (b) make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form: (a) sets forth the basis on which the broker or dealer made the suitability determination; and (b) that the broker or dealer received a signed, written agreement from the investor prior to the transaction. Generally, brokers may be less willing to execute transactions in securities subject to the "penny stock" rules. This may make it more difficult for investors to dispose of our Common shares and cause a decline in the market value of our stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

29. ALTHOUGH OUR STOCK IS LISTED ON THE OTC-BB, A TRADING MARKET HAS NOT DEVELOP, PURCHASERS OF OUR SECURITIES MAY HAVE DIFFICULTY SELLING THEIR SHARES.

There is currently no active trading market in our securities and there are no assurances that a market may develop or, if developed, may not be sustained. If no market is ever developed for our common stock, it will be difficult for an investor to sell their shares in our Company. In such a case, you may find that you are unable to achieve any benefit from your investment or liquidate your shares without considerable delay, if at all.

The Company's common stock could be subject to wide fluctuations in response to variations in quarterly results of operations, announcements of technological innovations or new solutions by the Company or its competitors, general conditions in pharmaceutical industry, and other events or factors, many of which are beyond the Company's control. In addition, the stock market has experienced price and volume fluctuations, which have affected the market price for many companies in industries similar or related to that of the Company, which have been unrelated to the operating performance of these companies. These market fluctuations may have a material adverse eject on the market price of the Company's common stock if it ever becomes tradable.


20. BECAUSE WE DO NOT INTEND TO PAY ANY CASH DIVIDENDS ON OUR COMMON STOCK, OUR STOCKHOLDERS WILL NOT BE ABLE TO RECEIVE A RETURN ON THEIR SHARES UNLESS THEY SELL THEM.

We intend to retain any future earnings to finance the development and expansion of our business. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. Unless we pay dividends, our stockholders will not be able to receive a return on their shares unless they sell them. There is no assurance that stockholders will be able to sell shares when desired.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Our offices are currently located at 8937 Quintessa Cove Street, Las Vegas, NV 89148. Our telephone number is (702) 575-4816. Management believes that its current facilities are adequate for its needs through the next twelve months, and that, should it be needed, suitable additional space will be available to accommodate expansion of the Company's operations on commercially reasonable terms, although there can be no assurance in this regard. Our office space is provided to us at no charge by our sole officer, who will not seek reimbursement.


Item 3. Legal Proceedings.

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


Item 4. Submission of Matters to a Vote of Security Holders.

We did not submit any matters to a vote of our security holders during the past fiscal year.

                                    PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Market Information

Monster Offers Common Stock, $0.001 par value, is traded on the OTC-Bulletin Board under the symbol: MONT. The stock was cleared for trading on the OTC-Bulletin Board on October 23, 2008.

Since the Company has been cleared for trading, through April 13, 2009, there have been no trades of the Company's stock. There are no assurances that a market will ever develop for the Company's stock.

(b) Holders of Common Stock

As of April 13, 2009, there were approximately forty-nine (49) holders of record of our Common Stock and 18,960,000 shares issued and outstanding.

(c) Dividends

In the future we intend to follow a policy of retaining earnings, if any, to finance the growth of the business and do not anticipate paying any cash dividends in the foreseeable future. The declaration and payment of future dividends on the Common Stock will be the sole discretion of board of directors and will depend on our profitability and financial condition, capital requirements, statutory and contractual restrictions, future prospects and other factors deemed relevant.


(d) Securities Authorized for Issuance under Equity Compensation Plans

There are no outstanding grants or rights or any equity compensation plan in place.

(e) Recent Sales of Unregistered Securities

During the fiscal year ending December 31, 2008, there have been no sales of the Company's securities.

(f) Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the years ended December 31, 2008 or 2007.


Item 6. Selected Financial Data.

Not applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview of Current Operations
------------------------------

Monster Offers specializes in utilizing technology based Internet media and marketing to generate leads for businesses.

Results of Operations for the year ended December 31, 2008
----------------------------------------------------------

During the twelve month period ended December 31, 2008, the Company generated $49,513 in revenues versus no revenues for the same period last year, when the Company was inactive.

During the year ending December 31, 2008, the Company had a net loss of $(41,556) versus a net loss of $(6,595) for the same period last year, when the Company was inactive. This loss represented general and administrative expenses, accounting, legal and professional fees and general operational expenses. Since the Company's inception, on February 23, 2007, the Company experienced a net loss of $(48,151). Management plans to cover the Company's expenses for the next twelve months, if the Company needs funding to cover its expenses.


Liquidity and Capital Resources
-------------------------------

Our balance sheet as of December 31, 2008 reflects cash assets of $6,469 and $8,635 in current liabilities. Cash and cash equivalents from inception to date have been sufficient to provide the operating capital necessary to operate to date.

On December 11, 2007 we issued 11,250,000 par value $0.001 common shares of stock to the Company's founder for $11,250 cash. All securities were issued in reliance upon an exemption from registration under Section 4(2) of the Securities Act as a transaction not involving a public offering.

Monster Offers was a wholly-owned subsidiary of Tropical PC. The shares of Monster Offers were issued to each of Tropical PC's shareholders as a spin-off dividend of Tropical PC, Inc. on a proportional basis. The record shareholders of Tropical PC received one (1) unregistered common share, par value $0.001, of Monster Offers Corporation common stock for every share of Tropical PC common stock owned. The Tropical PC Corporation stock dividend was based on 810,000 shares of Tropical PC common stock that were issued and
outstanding as of the record date.   The Company purchased 600,000 spin-off
shares from Tropical PC's original founder at par value. These 600,000 shares were returned to the Monster Offers treasury to be used as future officer compensation, contingent on making Monster Offers profitable over the next two years.

In December, 2007, we conducted a private placement without any general solicitation or advertisement. The Company issued 7,500,000 shares of its $0.001 par value common stock to non-affiliated investors for cash of $33,750 pursuant to a Regulation D, Rule 506 of the Securities Exchange Act of 1934. All securities were issued in reliance upon an exemption from registration under Section 4(2) of the Securities Act as a transaction not involving a public offering.

There have been no other issuance of shares since our inception on February 23, 2007. As of April 13, 2009, we have a total of approximately forty-nine
(49) shareholders.

Notwithstanding, we anticipate generating losses and therefore we may be unable to continue operations in the future. We anticipate we will require additional capital up to approximately $475,000 to forward our business plan, and we would have to issue debt or equity or enter into a strategic arrangement with a third party. There can be no assurance that additional capital will be available to us. We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources.

Our sole officer/director has agreed to donate funds to the operations of the Company, in order to keep it fully reporting for the next twelve (12) months, without seeking reimbursement for funds donated. No agreement exists that our sole officer/director will continue to donate funds to the operations of the Company for the next twelve months; therefore, there is no guarantee that he will continue to do so in the future.

Future Financings
-----------------

We anticipate continuing to rely on equity sales of our common shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing shareholders. There is no assurance that we will achieve any of additional sales of our equity securities or arrange for debt or other financing to fund our exploration and development activities.

We plan to raise a $475,000 in a future offering of our common stock. In the event we are unable to raise $475,000, we may be unable to conduct any operations and may consequently go out of business. There are no formal or informal agreements to attain such financing and we can not assure you that any financing can be obtained. Management has been seeking funding from a number of sources, but has yet to secure any funding, especially during this current economic downturn. Management continues to seek different funding sources in order to initiate its business plan. The downturn in the economy has limited various sources of financing. Management continues to seek financing with no success. If we are unable to raise these funds, we will not be able to implement any of our proposed business activities and may be forced to cease operations.

Going Concern
-------------

The financial conditions evidenced by the accompanying financial statements raise substantial doubt as to our ability to continue as a going concern. Our plans include obtaining additional capital through debt or equity financing. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.


Summary of any product research and development that we will perform for the term of our plan of operation.
----------------------------------------------------------------------------

We do not anticipate performing any product research and development under our current plan of operation.


Expected purchase or sale of property and significant equipment
---------------------------------------------------------------

We do not anticipate the purchase or sale of any property or significant equipment; as such items are not required by us at this time.

Significant changes in the number of employees
----------------------------------------------

As of December 31, 2008, we did not have any employees. We are dependent upon our sole officer and director for our future business development. As our operations expand we anticipate the need to hire additional employees, consultants and professionals; however, the exact number is not quantifiable at this time.


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

Critical Accounting Policies and Estimates
------------------------------------------

Revenue Recognition: The Company recognizes revenue on an accrual basis as it invoices for services. Revenue is generally realized or realizable and earned when all of the following criteria are met: 1) persuasive evidence of an arrangement exists between the Company and our customer(s); 2) services have been rendered; 3) our price to our customer is fixed or determinable; and 4) collectability is reasonably assured.

New Accounting Standards
------------------------

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, ("FSP EITF 03-6-1"). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in FASB Statement of Financial Accounting Standards No. 128, "Earnings per Share." FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. We are not required to adopt FSP EITF 03-6-1; neither do we believe that FSP EITF 03-6-1 would have material effect on our consolidated financial position and results of operations if adopted.

In May 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60". SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 has no effect on the Company's financial position, statements of operations, or cash flows at this time.

In May 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles". SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB's amendments to AU Section 411 of the AICPA Professional Standards. SFAS No. 162 has no effect on the Company's financial position, statements of operations, or cash flows at this time.

In April 2008, the Financial Accounting Standards Board, or FASB, issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133. This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has not yet adopted the provisions of SFAS No. 161, but does not expect it to have a material impact on its consolidated financial position, results of operations or cash flows.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.


Item 8. Financial Statements and Supplementary Data.

Index to Financial Statements


                              Financial Statement
                              -------------------


                                                                   PAGE
                                                                   ----
Independent Auditors' Report                                       F-1
Balance Sheet                                                      F-2
Statements of Operations                                           F-3
Statements of Changes in Stockholders' Equity                      F-4
Statements of Cash Flows                                           F-5
Notes to Financials                                                F-6


MOORE & ASSOCIATES, CHARTERED
  ACCOUNTANTS AND ADVISORS
  ------------------------
     PCAOB REGISTERED

         REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
         -------------------------------------------------------

To the Board of Directors
Monster Offers (formerly Tropical PC Acquisition Corporation)
(A Development Stage Company)

We have audited the accompanying balance sheets of Monster Offers (formerly Tropical PC Acquisition Corporation (A Development Stage Company) as of December 31, 2008 and December 31, 2007, and the related statements of operations, stockholders' equity and cash flows for the years ended December 31, 2008 and the period since inception February 23, 2007 through December 31, 2007 and since inception on February 23, 2007 through December 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conduct our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Monster Offers (formerly Tropical PC Acquisition Corporation (A Development Stage Company) as of December 31, 2008 and December 31, 2007, and the related statements of operations, stockholders' equity and cash flows for the years ended December 31, 2008 and the period since inception February 23, 2007 through December 31, 2007 and since inception on February 23, 2007 through December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has only recently commenced its planned principal operations and it has only generated limited revenues, without sufficient financing, this raises substantial doubt as to the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moore & Associates, Chartered
---------------------------------
    Moore & Associates, Chartered
    Las Vegas, Nevada
    April 10, 2009

                6490 West Desert Inn Rd, Las Vegas, NV 89146
                     (702) 253-7499 Fax (702) 253-7501

                               Monster Offers
              (Formerly Tropical PC Acquisition Corporation)
                       (A Development Stage Company)
                               Balance Sheets

                                                 December 31,   December 31,
                                                     2008           2007
                                                 -------------  -------------
ASSETS

Current assets:
   Cash and equivalents                          $      6,469   $          -
   Funds in escrow                                          -         45,000
                                                 -------------  -------------
     Total current assets                               6,469         45,000
                                                 -------------  -------------
TOTAL ASSETS                                     $      6,469   $     45,000
                                                 =============  =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts Payable                                   8,635          5,610
                                                 -------------  -------------
    Total current liabilities                           8,635          5,610

Stockholders' equity:
   Common stock, $0.001 par value, 75,000,000
    shares authorized, 18,960,000, 18,960,000
    issued and outstanding as of 12/31/08 and
    12/31/07, respectively                             18,960         18,960
   Additional paid-in capital                          27,025         27,025
   (Deficit) accumulated during development
    stage                                             (48,151)        (6,595)
                                                 -------------  -------------
     Total stockholders' equity                        (2,166)        39,390
                                                 -------------  -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $      6,469   $     45,000
                                                 =============  =============


   The accompanying notes are an integral part of these financial statements.

                               Monster Offers
              (Formerly Tropical PC Acquisition Corporation)
                       (A Development Stage Company)
                         Statements of Operations


                                                February 23,   February 23,
                                   For the          2007           2007
                                  year ended   (inception) to (inception) to
                                 December 31,   December 31,   December 31,
                                     2008           2007           2008
                                 -------------  -------------  -------------
Revenue                          $     49,513   $          -   $     49,513
                                 -------------  -------------  -------------

Expenses:
  Organizational costs                      -            985            985
  Expenses of spin-off                      -          5,610          5,610
  General & administrative              2,845              -          2,845
  Advertising                          20,908              -         20,908
  Computer and internet expenses       19,903              -         19,903
  Professional fees                    47,413              -         47,413
                                 -------------  -------------  -------------
     Total expenses                    91,069          6,595         97,664
                                 -------------  -------------  -------------

Net income (loss) before
income taxes                          (41,556)        (6,595)       (48,151)

Income tax expense                          -              -              -
                                 -------------  -------------  -------------

Net income (loss)                $    (41,556)  $     (6,595)  $    (48,151)
                                 =============  =============  =============

Net (loss) per share -
basic and diluted                $      (0.00)  $      (0.00)
                                 =============  =============

Weighted average number of
common shares outstanding -
basic and diluted                  18,960,000     18,960,000
                                 =============  =============

  The accompanying notes are an integral part of these financial statements.

                               Monster Offers
              (Formerly Tropical PC Acquisition Corporation)
                       (A Development Stage Company)
                    Statements of Stockholders' Equity

                                                     (Deficit)
                                                    Accumulated
                          Common Stock   Additional   During       Total
                       ------------------ Paid-in   Development Stockholders'
                         Shares   Amount  Capital      Stage       Equity
                       ---------- ------- -------- ---------- --------------
February 2007
 Donated Capital               -       -      400                       400

December 2007
 Donated Capital                              585                       585

December 11, 2007
 Founder's shares
 Issued               11,250,000   11,250      -           -         11,250

December 31, 2007
 Tropical PC
 Spin off shares         810,000      810   (810)         -               -

December 31, 2007
 Shares returned
 to treasury for
 future officer
 compensation           (600,000)    (600)    600          -              -

December 31, 2007
 Shares issued
 pursuant
 to a 506 offering     7,500,000    7,500  26,250          -         33,750

Net loss for the
period ended
December 31, 2007                                     (6,595)        (6,595)
                      ----------- ------- -------- ---------- --------------

Balance,
 December 31, 2007    18,960,000  $18,960 $27,025  $  (6,595) $      39,390

Net loss for the
year ended
December 31, 2008                                    (41,556)       (41,556)
                      ----------- ------- -------- ---------- --------------

Balance,
 December 31, 2008    18,960,000  $18,960 $27,025  $ (48,151) $      (2,166)
                      =========== ======= ======== ========== ==============

  The accompanying notes are an integral part of these financial statements.

                               Monster Offers
              (Formerly Tropical PC Acquisition Corporation)
                       (A Development Stage Company)
                         Statements of Cash Flows


                                                February 23,   February 23,
                                   For the          2007           2007
                                  year ended   (inception) to (inception) to
                                 December 31,   December 31,   December 31,
                                     2008           2007           2008
                                 -------------  -------------  -------------
Operating activities:
Net income (loss)                $    (41,556)  $     (6,595)  $    (48,151)
Adjustments to reconcile
  net loss to net cash
  Used by operating
  activities
    Increase (decrease) in
      accounts payable                  3,025          5,610          8,635
                                 -------------  -------------  -------------
Net cash (used) by operating
 activities                           (38,531)          (985)       (39,516)
                                 -------------  -------------  -------------

Financing activities:
Issuance of common stock                    -         45,000         45,000
Contributed capital                         -            985            985
                                 -------------  -------------  -------------
Net cash provided by financing
 activities                                 -         45,985         45,985
                                 -------------  -------------  -------------

Net increase (decrease) in cash       (38,531)        45,000          6,469

Cash - beginning                       45,000              -              -
                                 -------------  -------------  -------------

Cash - ending                    $      6,469   $     45,000   $      6,469
                                 =============  =============  =============

Supplemental disclosures:
Interest paid                    $          -   $          -   $          -
                                 =============  =============  =============
Income taxes paid                $          -   $          -   $          -
                                 =============  =============  =============
Non-cash transactions            $          -   $          -   $          -
                                 =============  =============  =============

  The accompanying notes are an integral part of these financial statements.

                               Monster Offers
                 (Formerly Tropical PC Acquisition Corporation)
                       (A Development Stage Company)
                       Notes to Financial Statements

NOTE 1.   General Organization and Business

The Company was organized February 23, 2007 (Date of Inception) under the laws of the State of Nevada, as Tropical PC Acquisition Corporation. The Company was incorporated to conduct any legal business. The Company plans to specialize in utilizing technology based Internet media and marketing to generate leads for businesses.

On December 11, 2007, the Company amended its Articles of Incorporation changing its name to Monster Offers. The Company was incorporated as a wholly owned subsidiary of Company Tropical PC, Inc., a Nevada corporation. Tropical PC was incorporated September 22, 2004, and, at the time of spin off was not listed on any exchange.

The directors of Tropical PC approved a spin off its Monster Offers subsidiary in the form of a stock dividend as of December 31, 2007 (the "Record Date"). The record shareholders of Tropical PC received one (1) unregistered common share, par value $0.001, of Monster Offers Corporation common stock for every share of Tropical PC common stock owned. The Tropical PC Corporation stock dividend was based on 810,000 shares of Tropical PC common stock that were issued and outstanding as of the record date.

Tropical PC spun off its wholly owned Monster Offers subsidiary in exchange for $5,000. The spin-off transaction was accomplished by the exchange of $5,000 for a subsidiary which included the same shareholder base as Tropical PC. It did not include the transfer of any hard assets or liabilities. This spin off was valued at par value since the company holds no assets, is uncertain as to future benefit, the stock is not trading, and the company has not even received a stock symbol.

Tropical PC retained no ownership in Monster Offers following the spin off. Monster Offers is no longer a subsidiary of Tropical PC, Inc.

The Company is a development stage enterprise in accordance with Statement of Financial Accounting Standards ("SFAS") No. 7, "Accounting and Reporting by Development Stage Enterprises".


NOTE 2.    Summary of Significant Accounting Practices

The Company has cash assets of $6,469 and $8,635 current liabilities as of December 31, 2008. The relevant accounting policies are listed below.

Basis of Accounting
-------------------
The basis is United States generally accepted accounting principles.

                               Monster Offers
                 (Formerly Tropical PC Acquisition Corporation)
                         (A Development Stage Company)
                         Notes to Financial Statements

Earnings per Share
------------------
The basic earnings (loss) per share is calculated by dividing the Company's net income (loss) available to common shareholders by the weighted average number of common shares during the year. The diluted earnings (loss) per share is calculated by dividing the Company's net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted as of the first of the year for any potentially dilutive debt or equity.

The Company has not issued any options or warrants or similar securities since inception.

Revenue recognition
-------------------
The Company recognizes revenue on an accrual basis as it invoices for services.


NOTE 2.    Summary of Significant Accounting Practices (Continued)

Dividends
---------
The Company has not yet adopted any policy regarding payment of dividends. No Dividends have been paid during the period shown.

Income Taxes
------------
The provision for income taxes is the total of the current taxes payable and the net of the change in the deferred income taxes. Provision is made for the deferred income taxes where differences exist between the period in which transactions affect current taxable income and the period in which they enter into the determination of net income in the financial statements.

Year-end
--------
The Company has selected December 31 as its year-end.

Advertising
-----------
Advertising is expensed when incurred. The company has incurred advertising expenses of $20,908 since its inception on February 23, 2007 through December 31, 2008.

                               Monster Offers
                 (Formerly Tropical PC Acquisition Corporation)
                         (A Development Stage Company)
                         Notes to Financial Statements

NOTE 2.    Summary of Significant Accounting Practices (Continued)

Use of Estimates
----------------
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 3 - Going concern

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has only recently commenced its planned principal operations and it has only generated limited revenues. In order to obtain the necessary capital, the Company is seeking equity and/or debt financing. There are no assurances that the Company will be successful, without sufficient financing it would be unlikely for the Company to continue as a going concern.

NOTE 4 - Stockholders' equity

The Company is authorized to issue 75,000,000 shares of its $0.001 par value common stock.

On December 11, 2007, the Company issued 11,250,000 shares of its common stock to its founder for $11,250 in cash. Founder then transferred these shares to an outside party for the same price on December 31, 2007.

The Company was a subsidiary of Tropical PC, Inc. On December 31, 2007, the record shareholders of Tropical PC, Inc. received a spin off dividend of one (1) common share, par value $0.001, of Monster Offers common stock for every share of Tropical PC, Inc. common stock owned for a total 810,000 common shares issued. Of these 810,000 shares, 600,000 are to be held in the company's treasury for issuance to Nate Kaup as future officer compensation, contingent upon making the Company profitable over the next two years.

On December 31, 2007, the Company issued 7,500,000 shares of its common stock pursuant to a Regulation D 506 offering for $33,750 in cash.

As of December 31, 2008, Monster Offers has 18,960,000 of its common stock issued and outstanding.

                               Monster Offers
                 (Formerly Tropical PC Acquisition Corporation)
                          (A Development Stage Company)
                          Notes to Financial Statements


NOTE 5.   Related Party Transactions

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


NOTE 6.    Provision for Income Taxes

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"), which requires use of the liability method. SFAS No. 109 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences. Deferred tax assets and liabilities at the end of each period are determined using the currently enacted tax rates applied to taxable income in the periods in which the deferred tax assets and liabilities are expected to be settled or realized.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences are as follows:


                   U.S federal statutory rate      (34.0%)
                   Valuation reserve                34.0%
                                                   ------
                   Total                               -%


NOTE 7.   Operating Leases and Other Commitments

The Company has no lease or other obligations.

                                Monster Offers
                 (Formerly Tropical PC Acquisition Corporation)
                          (A Development Stage Company)
                          Notes to Financial Statements


NOTE 8.   RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, ("FSP EITF 03-6-1"). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in FASB Statement of Financial Accounting Standards No. 128, "Earnings per Share." FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. We are not required to adopt FSP EITF 03-6-1; neither do we believe that FSP EITF 03-6-1 would have material effect on our consolidated financial position and results of operations if adopted.

In May 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60". SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 has no effect on the Company's financial position, statements of operations, or cash flows at this time.

In May 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles". SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB's amendments to AU Section 411 of the AICPA Professional Standards. SFAS No. 162 has no effect on the Company's financial position, statements of operations, or cash flows at this time.

In April 1308, the Financial Accounting Standards Board, or FASB, issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133. This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has not yet adopted the provisions of SFAS No. 161, but does not expect it to have a material impact on its consolidated financial position, results of operations or cash flows.

                                Monster Offers
                 (Formerly Tropical PC Acquisition Corporation)
                          (A Development Stage Company)
                          Notes to Financial Statements


NOTE 8.   RECENTLY ISSUED ACCOUNTING STANDARDS (CONTINUED)

In December 2007, the SEC issued Staff Accounting Bulletin (SAB) No. 110 regarding the use of a "simplified" method, as discussed in SAB No. 107 (SAB
107), in developing an estimate of expected term of "plain vanilla" share options in accordance with SFAS No. 123 (R), Share-Based Payment. In particular, the staff indicated in SAB 107 that it will accept a company's election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The Company currently uses the simplified method for "plain vanilla" share options and warrants, and will assess the impact of SAB 110 for fiscal year 2009. It is not believed that this will have an impact on the Company's consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51. This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This statement improves comparability by eliminating that diversity. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this statement is the same as that of the related Statement 141 (revised 2007). The Company will adopt this Statement beginning March 1, 2009. It is not believed that this will have an impact on the Company's consolidated financial position, results of operations or cash flows.

                                Monster Offers
                 (Formerly Tropical PC Acquisition Corporation)
                          (A Development Stage Company)
                          Notes to Financial Statements


NOTE 8.   RECENTLY ISSUED ACCOUNTING STANDARDS (CONTINUED)

In December 2007, the FASB, issued FAS No. 141 (revised 2007), Business Combinations'. This Statement replaces FASB Statement No. 141, Business Combinations, but retains the fundamental requirements in Statement 141.
This Statement establishes principles and requirements for how the acquirer:
(a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The effective date of this statement is the same as that of the related FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements. The Company will adopt this statement beginning March 1, 2009. It is not believed that this will have an impact on the Company's consolidated financial position, results of operations or cash flows.

In February 2007, the FASB, issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities-Including an Amendment of FASB Statement No.
115. This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities. Most of the provisions in FAS 159 are elective; however, an amendment to FAS 115 Accounting for Certain Investments in Debt and Equity Securities applies to all entities with available for sale or trading securities. Some requirements apply differently to entities that do not report net income. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157 Fair Value Measurements. The Company will adopt SFAS No. 159 beginning March 1, 2008 and is currently evaluating the potential impact the adoption of this pronouncement will have on its consolidated financial statements.

                                Monster Offers
                 (Formerly Tropical PC Acquisition Corporation)
                          (A Development Stage Company)
                          Notes to Financial Statements


NOTE 8.   RECENTLY ISSUED ACCOUNTING STANDARDS (CONTINUED)

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The Company will adopt this statement March 1, 2008, and it is not believed that this will have an impact on the Company's consolidated financial position, results of operations or cash flows.


NOTE 9.  CONCENTRATIONS OF RISKS

Cash Balances
-------------

The Company maintains its cash in institutions insured by the Federal Deposit Insurance Corporation (FDIC). This government corporation insured balances up to $100,000 through October 13, 2008. As of October 14, 2008 all non-interest bearing transaction deposit accounts at an FDIC-insured institution, including all personal and business checking deposit accounts that do not earn interest, are fully insured for the entire amount in the deposit account. This unlimited insurance coverage is temporary and will remain in effect for participating institutions until December 31, 2009.

All other deposit accounts at FDIC-insured institutions are insured up to at least $250,000 per depositor until December 31, 2009. On January 1, 2010, FDIC deposit insurance for all deposit accounts, except for certain retirement accounts, will return to at least $100,000 per depositor. Insurance coverage for certain retirement accounts, which include all IRA deposit accounts, will remain at $250,000 per depositor.

Item 9. Changes in and Disagreements With Accountants On Accounting and Financial Disclosure.

None.

Item 9A(T). Controls and Procedures.

Evaluation of disclosure controls and procedures
------------------------------------------------

Management is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of those internal controls. As defined by the SEC, internal control over financial reporting is a process designed by our principal executive officer/principal financial officer, who is also the sole member of our Board of Directors, to provide reasonable assurance regarding the reliability of financial reporting and the reparation of the financial statements in accordance with U. S. generally accepted accounting principles.

As of the end of the period covered by this report, we initially carried out an evaluation, under the supervision and with the participation of our chief executive officer (who is also our principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our chief executive officer and chief financial officer initially concluded that our disclosure controls and procedures were not effective.


Management's Report On Internal Control Over Financial Reporting
----------------------------------------------------------------

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company's principal executive and principal financial officers and effected by the company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

- Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

- Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

- Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

As of December 31, 2008 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public
Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of December 31, 2008.

Management believes that the material weaknesses set forth in items (2) and
(3) above did not have an effect on our financial results. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

This annual report does not include an attestation report of the Corporation's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Corporation's registered public accounting firm pursuant to temporary rules of the SEC that permit the Corporation to provide only the management's report in this annual report.


Management's Remediation Initiatives
------------------------------------

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

We will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us. And, we plan to appoint one or more outside directors to our board of directors who shall be appointed to an audit committee resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management when funds are available to us.

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on our Board.

We anticipate that these initiatives will be at least partially, if not fully, implemented by December 31, 2009. Additionally, we plan to test our updated controls and remediate our deficiencies by December 31, 2009.

Changes in internal controls over financial reporting
-----------------------------------------------------

There was no change in our internal controls over financial reporting that occurred during the period covered by this report, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information.

None.

                                    PART III


Item 10. Director, Executive Officer and Corporate Governance.

The following table sets forth certain information regarding our current director and executive officer. Our executive officers serve one-year terms. Set forth below are the names, ages and present principal occupations or employment, and material occupations, positions, offices or employments for the past five years of our current director and executive officer.


      Name              Age       Position
------------------------------------------------------------------
      Nate Kaup         31        Director/President/CFO/Secretary



All directors hold office until the next annual meeting of stockholders of the Company and until their successors have been elected and qualified. Directors currently receive no fees for services provided in that capacity. The officers of the Company are elected annually and serve at the discretion of the Board of Directors.

Set forth below is a brief description of the background and business experience of our sole officer/director.

Nate Kaup - Director/President/CFO/Secretary
--------------------------------------------

Kaup and Crowder Enterprises
Las Vegas, NV
2006 - 2007
President

Western Residential Mortgage
2005 - 2006
Sales/Marketing

Las Vegas Review Journal Newspaper
Las Vegas, NV
2003 - 2005
Advertising Executive

JW Marriott Hotel
Las Vegas, NV
2002 - 2003
Front Desk Manager

Professional Baseball Player
Tampa Bay Devil Rays
2000 - 2002
2002 forced retirement due to injury

Education:

Attended Oklahoma State University
1996 to 1998
International Business/Marketing

UNLV - 1999 to 2002 (GRADUATED)
Las Vegas, NV
Major - Criminal Justice
Minor - Sociology

Mr. Kaup does not devote all of his time to our operations. He is involved in other activities. Mr. Kaup currently devotes approximately 20-30 hours per week to company matters. We have not formulated a plan to resolve any possible conflict of interest with his other business activities. Mr. Kaup intends to limit his role in his other activities and devote more of his time to the Company after we attain a sufficient level of revenues to support him full time.


Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires our executive officer and director, and persons who beneficially own more than ten percent of our common stock, to file initial reports of ownership and reports of changes in ownership with the SEC. Executive officers, directors and greater than ten percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based upon a review of the copies of such forms furnished to us and written representations from our executive officer and director, we believe that as of the date of this report they were not current in his 16(a) reports.

Board of Directors
------------------

Our board of directors currently consists of one member, Mr. Nate Kaup. Our directors serve one-year terms.

Audit Committee
---------------

The company does not presently have an Audit Committee. The sole member of the Board sits as the Audit Committee. No qualified financial expert has been hired because the company is too small to afford such expense.


Committees and Procedures
-------------------------

     (1) The registrant has no standing audit, nominating and compensation committees of the Board of Directors, or committees performing similar functions. The Board acts itself in lieu of committees due to its small size.

     (2) The view of the board of directors is that it is appropriate for the registrant not to have such a committee because its directors participate in the consideration of director nominees and the board and the company are so small.

     (3) The members of the Board who acts as nominating committee is not independent, pursuant to the definition of independence of a national securities exchange registered pursuant to section 6(a) of the Act (15 U.S.C. 78f(a).

     (4) The nominating committee has no policy with regard to the consideration of any director candidates recommended by security holders, but the committee will consider director candidates recommended by security holders.

     (5) The basis for the view of the board of directors that it is appropriate for the registrant not to have such a policy is that there is no need to adopt a policy for a small company.

     (6) The nominating committee will consider candidates recommended by security holders, and by security holders in submitting such recommendations.

     (7) There are no specific, minimum qualifications that the nominating committee believes must be met by a nominee recommended by security holders except to find anyone willing to serve with a clean background.

     (8) The nominating committee's process for identifying and evaluation of nominees for director, including nominees recommended by security holders, is to find qualified persons willing to serve with a clean backgrounds. There are no differences in the manner in which the nominating committee evaluates nominees for director based on whether the nominee is recommended by a security holder, or found by the board.

Code of Ethics
--------------

We have not adopted a Code of Ethics for the Board and any salaried employees.


Limitation of Liability of Directors
------------------------------------

Pursuant to the Nevada General Corporation Law, our Articles of Incorporation exclude personal liability for our Directors for monetary damages based upon any violation of their fiduciary duties as Directors, except as to liability for any breach of the duty of loyalty, acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, or any transaction from which a Director receives an improper personal benefit. This exclusion of liability does not limit any right which a Director may have to be indemnified and does not affect any Director's liability under federal or applicable state securities laws. We have agreed to indemnify our directors against expenses, judgments, and amounts paid in settlement in connection with any claim against a Director if he acted in good faith and in a manner he believed to be in our best interests.


Nevada Anti-Takeover Law and Charter and By-law Provisions
----------------------------------------------------------

The anti-takeover provisions of Sections 78.411 through 78.445 of the Nevada Corporation Law apply to Monster Offers Section 78.438 of the Nevada law prohibits the Company from merging with or selling more than 5% of our assets or stock to any shareholder who owns or owned more than 10% of any stock or any entity related to a 10% shareholder for three years after the date on which the shareholder acquired the Monster Offers shares, unless the transaction is approved by Monster Offers' Board of Directors. The provisions also prohibit the Company from completing any of the transactions described in the preceding sentence with a 10% shareholder who has held the shares more than three years and its related entities unless the transaction is approved by our Board of Directors or a majority of our shares, other than shares owned by that 10% shareholder or any related entity. These provisions could delay, defer or prevent a change in control of Monster Offers

Item 11.  Executive Compensation

The following table sets forth summary compensation information for the fiscal year ended December 31, 2008 for our President and sole director.

Compensation
------------

As a result of our the Company's current limited available cash, our officer or director no longer receives compensation. Our officer/director received $33,000 compensation since February 23, 2007 (inception) of the company through December 31, 2008. Monster Offers has no intention of paying any salaries at this time and we intend to pay salaries when cash flow permits.


SUMMARY COMPENSATION TABLES
                         ----------------------------------------------------
                                        Annual Compensation
                         ----------------------------------------------------
     Name and       Year                           Stock        Option
Principal Position  End  Salary ($)   Bonus ($)   Awards ($)     Awards($)
-----------------------------------------------------------------------------
Nate Kaup
Director/President/
CFO/Secretary      2008   $33,000      -0-         -0-              -0-
                   2007     -0-        -0-         -0-              -0-

-----------------------------------------------------------------------------


                        Non-equity       Nonqualified    All
                        Incentive        Deferred        Other
Name and Principal Year Plan($)          Compensation    Compens-
     Position       End Compensation ($) Earnings($)     ation ($)   Total($)
-----------------------------------------------------------------------------
Nate Kaup
Director/President/
CFO/Secretary      2008  -0-             -0-             -0-         $33,000
                   2007  -0-             -0-             -0-           -0-
-----------------------------------------------------------------------------

We do not maintain key-man life insurance for our executive officer/ director. We do not have any long-term compensation plans or stock option plans.

Stock Option Grants
-------------------

We did not grant any stock options to the executive officer or director from inception through fiscal year end December 31, 2008.


Outstanding Equity Awards at 2008 Fiscal Year-End
-------------------------------------------------

We did not have any outstanding equity awards as of December 31, 2008.


Option Exercises for Fiscal 2008
--------------------------------

There were no options exercised by our named executive officer in fiscal 2008.


Potential Payments Upon Termination or Change in Control
--------------------------------------------------------

We have not entered into any compensatory plans or arrangements with respect to our named executive officer, which would in any way result in payments to such officer because of her resignation, retirement, or other termination of employment with us or our subsidiaries, or any change in control of, or a change in his responsibilities following a change in control.

Director Compensation
---------------------

Our director was paid a total of $33,000 in compensation during fiscal year ending December 31, 2008, as compared to $0 for the fiscal year ending December 31, 2007.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.


The following table presents information, to the best of our knowledge, about the ownership of our common stock on April 13, 2009 relating to those persons known to beneficially own more than 5% of our capital stock and by our named executive officer and sole director.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and does not necessarily indicate beneficial ownership for any other purpose. Under these rules, beneficial ownership includes those shares of common stock over which the stockholder has sole or shared voting or investment power. It also includes shares of common stock that the stockholder has a right to acquire within 60 days after January 12, 2009 pursuant to options, warrants, conversion privileges or other right. The percentage ownership of the outstanding common stock, however, is based on the assumption, expressly required by the rules of the Securities and Exchange Commission, that only the person or entity whose ownership is being reported has converted options or warrants into shares of Monster Offers' common stock.

We do not have any outstanding options, warrants or other securities exercisable for or convertible into shares of our common stock.

                                             AMOUNT OF
                                             SHARES  OF         PERCENT
TITLE OF    NAME OF BENEFICIAL               HELD BY               OF
CLASS       OWNER AND POSITION               OWNER              CLASS(1)
Common      Nate Kaup  (2)                    -0-                -0-
            Director/President/
            CFO/Secretary

Common      Moses Luna, Esq. (3)             11,250,000          57.5%
            Shareholder
----------------------------------------------------------------------------
Common      All Executive Officers
Stock       and Directors as a
            Group (1 persons)                  -0-               -0-

(1)  Percent of Class based on 18,960,000 shares.
(2) Nate Kaup , 8937 Quintessa Cove Street, Las Vegas, NV 89148. Contingent on performance to make the Company profitable in the next two years,
     Nate Kaup will be rewarded with 600,000 common shares.
(3)  Moses Luna, Esq., 405 N. Broadway, Santa Ana, CA  92701

We are not aware of any arrangements that may result in "changes in control" as that term is defined by the provisions of Item 403(c) of Regulation S-B.

We believe that all persons named have full voting and investment power with respect to the shares indicated, unless otherwise noted in the table. Under the rules of the Securities and Exchange Commission, a person (or group of persons) is deemed to be a "beneficial owner" of a security if he or she, directly or indirectly, has or shares the power to vote or to direct the voting of such security, or the power to dispose of or to direct the disposition of such security. Accordingly, more than one person may be deemed to be a beneficial owner of the same security. A person is also deemed to be a beneficial owner of any security, which that person has the right to acquire within 60 days, such as options or warrants to purchase our common stock.


Item 13. Certain Relationships and Related Transactions, and Director Independence.

The company's Director has contributed office space for the Company's use for all periods presented. There is no charge to Monster Offers for the space. Management believes that its current facilities are adequate for its needs through the next twelve months, and that, should it be needed, suitable additional space will be available to accommodate expansion of the Company's operations on commercially reasonable terms, although there can be no assurance in this regard. Our officer will not seek reimbursement for past office expenses. No written agreement exists that this officer/director will continue to donate office space to the operations. Therefore, there is no guarantee that he will not seek reimbursement for the donated office space in the future.

Through a Board Resolution, the Company hired the professional services of Moore & Associates, Chartered, Certified Public Accountants, to perform an audit of the financials for the Company. Moore & Associates, Chartered own no stock in the Company. The company has no formal contract with its accountants, they are paid on a fee for service basis.

Item 14. Principal Accountant Fees and Services.

Moore & Associates, Chartered served as our principal independent public accountants for fiscal years ending December 31, 2008 and December 31, 2007. Aggregate fees billed to us for the years ended December 31, 2008 and 2007 by Moore & Associates were as follows:


                                                         For the Years Ended
                                                              December 31,
                                                         -------------------
                                                            2008      2007
                                                         -------------------
(1) Audit Fees(1)                                          $6,000    $3,000
(2) Audit-Related Fees                                       -0-       -0-
(3) Tax Fees                                                 -0-       -0-
(4) All Other Fees                                           -0-       -0-

Total fees paid or accrued to our principal auditor


(1) Audit Fees include fees billed and expected to be billed for services performed to comply with Generally Accepted Auditing Standards (GAAS), including the recurring audit of the Company's financial statements for such period included in this Annual Report on Form 10-K and for the reviews of the quarterly financial statements included in the Quarterly Reports on Form 10-Q filed with the Securities and Exchange Commission.


Audit Committee Policies and Procedures
---------------------------------------

We do not have an audit committee; therefore our sole director pre-approves all services to be provided to us by our independent auditor. This process involves obtaining (i) a written description of the proposed services, (ii) the confirmation of our Principal Accounting Officer that the services are compatible with maintaining specific principles relating to independence, and
(iii) confirmation from our securities counsel that the services are not among those that our independent auditors have been prohibited from performing under SEC rules. Our sole director then makes a determination to approve or disapprove the engagement of Moore & Associates for the proposed services. In the fiscal year ending December 31, 2008, all fees paid to Moore & Associates were unanimously pre-approved in accordance with this policy.

Less than 50 percent of hours expended on the principal accountant's engagement to audit the registrant's financial statements for the most recent fiscal year were attributed to work performed by persons other than the principal accountant's full-time, permanent employees.

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules.


The following information required under this item is filed as part of this report:

(a) 1. Financial Statements

                                                                     Page
                                                                     ----
Management's Report on Internal Control Over Financial Reporting       26
Report of Independent Registered Public Accounting Firm               F-1
Balance Sheets                                                        F-2
Statements of Operations                                              F-3
Statements of Stockholders' Equity                                    F-4
Statements of Cash Flows                                              F-5

(b) 2. Financial Statement Schedules

None.

(c) 3. Exhibit Index
                                                 Incorporated by reference
                                                 -------------------------
                                        Filed          Period           Filing
Exhibit       Exhibit Description     herewith  Form   ending  Exhibit   date
-------------------------------------------------------------------------------
 3.1       Articles of Incorporation,            SB-2           3.1  01/15/2008
           as currently in effect
-------------------------------------------------------------------------------
 3.2       Bylaws                                SB-2           3.2  01/15/2008
           as currently in effect
-------------------------------------------------------------------------------
 3.3       Amended Articles of                   SB-2           3.3  01/15/2008
           Incorporation as currently
           in effect.
-------------------------------------------------------------------------------
23.1       Consent Letter from Moore      X
           and Associates Chartered
-------------------------------------------------------------------------------
31.1       Certification of President     X
           and Principal Financial
           Officer, pursuant to Section
           302 of the Sarbanes-Oxley
           Act
-------------------------------------------------------------------------------
31.2       Certification of President     X
           and Principal Financial
           Officer, pursuant to Section
           906 of the Sarbanes-Oxley
           Act
-------------------------------------------------------------------------------

                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

      Monster Offers
--------------------------
        Registrant

By: /s/ Nate Kaup
    ---------------------------
        Nate Kaup
        Chief Executive Officer
        and Director

Date:  April 13, 2009
       --------------

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities and on the dates indicated have signed this report below.

Name


By: /s/ Nate Kaup
    --------------------------------
        Nate Kaup
        President, Secretary,
        Treasurer and Director
        (Principal Executive,
        Principal Financial and
        Principal Accounting Officer)


Date:  April 13, 2009
       --------------