Form 10-Q
period 2009-03-31
Monster Offers
filed 2009-05-07
CIK 1423746

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

                For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).     Yes |_| No |X|

As of May 7, 2009, the registrant's outstanding common stock consisted of 18,960,000 shares, $0.001 par value. Authorized - 75,000,000 shares.

                                Table of Contents
                                 Monster Offers
                              Index to Form 10-Q
               For the Quarterly Period Ended March 31, 2009


Part I.  Financial Information

                                                                        Page
Item 1.  Financial Statements

   Balance Sheets as of March 31, 2009 and December 31, 2008              3

   Statements of Income for the three months
     ended March 31, 2009 and 2008                                        4

   Statements of Cash Flows for the three months
    ended March 31, 2009 and 2008                                         5

   Notes to Financial Statements                                          6

Item 2.  Management's Discussion and Analysis of Financial Condition
   and Results of Operations                                              8

Item 3.  Quantitative and Qualitative Disclosures About Market Risk      14

Item 4.  Controls and Procedures                                         15

Part II  Other Information

Item 1.  Legal Proceedings                                               18

Item 1A.  Risk Factors                                                   18

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds     18

Item 3 -- Defaults Upon Senior Securities                                18

Item 4 -- Submission of Matters to a Vote of Security Holders            18

Item 5 -- Other Information                                              18

Item 6.  Exhibits                                                        19

Signatures                                                               20


Part I.  Financial Information

Item 1.  Financial Statements

                               Monster Offers
              (Formerly Tropical PC Acquisition Corporation)
                       (A Development Stage Company)
                               Balance Sheets


                                                   March 31,
                                                     2009       December 31,
                                                  (Unaudited)       2008
                                                 -------------  -------------
ASSETS

Current assets:
   Cash and equivalents                          $     23,754   $      6,469
                                                 -------------  -------------
     Total current assets                              23,754          6,469
                                                 -------------  -------------
TOTAL ASSETS                                     $     23,754   $      6,469
                                                 =============  =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts Payable                                   8,635          8,635
                                                 -------------  -------------
    Total current liabilities                           8,635          8,635

Stockholders' equity:
   Common stock, $0.001 par value, 75,000,000
    shares authorized, 18,960,000, 18,960,000
    issued and outstanding as of 3/31/09 and
    12/31/08, respectively                             18,960         18,960
   Additional paid-in capital                          27,025         27,025
   (Deficit) accumulated during development
    stage                                             (30,866)       (48,151)
                                                 -------------  -------------
     Total stockholders' equity                        15,119         (2,166)
                                                 -------------  -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $     23,754   $      6,469
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

                               Monster Offers
              (Formerly Tropical PC Acquisition Corporation)
                       (A Development Stage Company)
                          Statements of Operations
                                 (Unaudited)


                            For the three months ended      February 23, 2007
                        ----------------------------------  (inception) to
                            March 31,         March 31,         March 31,
                              2009              2008              2009
                        ----------------  ----------------  ----------------
Revenue                 $       150,600   $             -   $       200,113
                        ----------------  ----------------  ----------------

Expenses:
Organizational Costs                  -                 -               985
Expenses of Spin Off                  -                 -             5,610
General & Administrative            135               635             2,980
Advertising                           -                 -            20,908
Computer and internet
 expenses                         2,560             2,594            22,463
Professional fees               130,620             9,000           178,033
                        ----------------  ----------------  ----------------
   Total expenses               133,315            12,229           230,979
                        ----------------  ----------------  ----------------

Net income (loss) prior
to provision for income
tax                              17,285           (12,229)          (30,866)

Income tax expense                    -                 -                 -
                        ----------------  ----------------  ----------------

Net income (loss)       $        17,285   $       (12,229)  $       (30,866)
                        ================  ================  ================

Basic and Diluted
Weighted average number of
 common shares outstanding   18,960,000        18,960,000
                        ================  ================

Net (loss) per share    $         (0.00)  $         (0.00)
                        ================  ================


  The accompanying notes are an integral part of these financial statements.

                               Monster Offers
              (Formerly Tropical PC Acquisition Corporation)
                       (A Development Stage Company)
                          Statements of Cash Flows
                                 (Unaudited)


                            For the three months ended      February 23, 2007
                        ----------------------------------  (inception) to
                            March 31,         March 31,         March 31,
                              2009              2008              2009
                        ----------------  ----------------  ----------------
Operating activities:
Net income (loss)       $        17,285   $       (12,229)  $       (30,866)
Adjustments to reconcile
  net loss to net cash
  Used by operating
  activities
    Increase (decrease) in
      accounts payable                -                 -             8,635
                        ----------------  ----------------  ----------------
Net cash (used) by
  operating activities           17,285           (12,229)          (22,231)


Financing activities:
  Issuance of common stock            -                 -            45,000
  Contributed capital                 -                 -               985
                        ----------------  ----------------  ----------------
Net cash provided by
  financing activities                -                 -            45,985


Net increase
 (decrease) in cash              17,285           (12,229)           23,754
Cash - beginning                  6,469            45,000                 -
                        ----------------  ----------------  ----------------
Cash - ending           $        23,754   $        32,771   $        23,754
                        ================  ================  ================

Supplemental disclosures:
  Interest paid         $             -   $             -   $             -
                        ================  ================  ================
  Income taxes paid     $             -   $             -   $             -
                        ================  ================  ================
  Non-cash transactions $             -   $             -   $             -
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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these interim financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2008 and notes thereto included in the Company's 10-K annual report. The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim periods are not indicative of annual results.


Note 2 - Going concern

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at March 31, 2009, the Company has recognized revenues of $200,113 and has accumulated operating losses of approximately $(30,866) since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used to further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

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



Results of Operations for the quarter ended March 31, 2009
----------------------------------------------------------

During the three months ended March 31, 2009, the Company had a net income of $17,285 versus a net loss of $(12,229), when the Company was somewhat inactive. For the three months ending March 31, 2009, the Company experienced general and administrative expenses of $135, computer and internet expenses of $2,560 and professional fees of $130,620. Since the Company's inception, on February 23, 2007, the Company experienced a net lost $(30,866).


Revenues
--------

During the three month period ended March 31, 2009, the Company generated $150,600 in revenues and compared to no revenues for the same period last year, when the Company was just beginning to develop its business plan. Since inception on February 23, 2007, the Company has generated $200,113 in revenues.

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


Going Concern
-------------

Going Concern - The Company experienced operating losses, of $(30,866) since its inception on February 23, 2007 through the period ended March 31, 2009. The financial statements have been prepared assuming the Company will continue to operate as a going concern which contemplates the realization of assets and the settlement of liabilities in the normal course of business. No adjustment has been made to the recorded amount of assets or the recorded amount or classification of liabilities which would be required if the Company were unable to continue its operations. (See Financial Footnote 2)


Summary of any product research and development that we will perform for the term of our plan of operation.
-----------------------------------------------------------------------------

We do not anticipate performing any additional significant product research and development under our current plan of operation.

Expected purchase or sale of plant and significant equipment
------------------------------------------------------------

We do not anticipate the purchase or sale of any plant or significant equipment; as such items are not required by us at this time.


Significant changes in the number of employees
----------------------------------------------

As of March 31, 2009, we did not have any employees. We are dependent upon our sole officer and director for our future business development. As our operations expand we anticipate the need to hire additional employees, consultants and professionals; however, the exact number is not quantifiable at this time.


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

As a result of our the Company's current limited available cash, no officer or director received compensation through the three months ended March 31, 2009. No officer or director received stock options or other non-cash compensation since the Company's inception through March 31, 2009. The Company has no employment agreements in place with its officers. Nor does the Company owe its officers any accrued compensation, as the Officers agreed to work for company at no cost, until the company can become profitable on a consistent Quarter-to-Quarter basis.

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

As of March 31, 2009 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below.
This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of March 31, 2009.

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

This quarterly report does not include an attestation report of the Corporation's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Corporation's registered public accounting firm pursuant to temporary rules of the SEC that permit the Corporation to provide only the management's report in this quarterly report.


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

Item 1A - Risk Factors

See Risk Factors set forth in Part I, Item 1A of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2007 and the discussion in Item 1, above, under "Liquidity and Capital Resources."


Item 2 -- Unregistered Sales of Equity Securities and Use of Proceeds

None.

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

Dated:  May 7, 2009
        -----------