Form 10-Q
period 2009-06-30
Monster Offers
filed 2009-08-10
CIK 1423746

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                      ------------------------------------

                                    FORM 10-Q

                      ------------------------------------

           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined
in Rule 12b-2 of the Exchange Act).     Yes |_| No |X|

As of August 4, 2009, the registrant's outstanding common stock consisted of 18,960,000 shares, $0.001 par value. Authorized - 75,000,000 shares.

                              Table of Contents
                                Monster Offers
                              Index to Form 10-Q
                  For the Quarterly Period Ended June 30, 2009


Part I.  Financial Information

                                                                        Page
Item 1.  Financial Statements

   Balance Sheets as of June 30, 2009 and December 31, 2008               3

   Statements of Income for the three months and six months
     ended June 30, 2009 and 2008                                         4

   Statements of Cash Flows for the six months
    ended June 30, 2009 and 2008                                          5

   Notes to Financial Statements                                          6

Item 2.  Management's Discussion and Analysis of Financial Condition
   and Results of Operations                                              8

Item 3.  Quantitative and Qualitative Disclosures About Market Risk      15

Item 4.  Controls and Procedures                                         16

Part II  Other Information

Item 1.  Legal Proceedings                                               19

Item 1A.  Risk Factors                                                   19

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds     19

Item 3 -- Defaults Upon Senior Securities                                19

Item 4 -- Submission of Matters to a Vote of Security Holders            19

Item 5 -- Other Information                                              19

Item 6.  Exhibits                                                        20

Signatures                                                               21


Part I.  Financial Information

Item 1.  Financial Statements

                               Monster Offers
              (Formerly Tropical PC Acquisition Corporation)
                       (A Development Stage Company)
                               Balance Sheets


                                                   June 30,
                                                     2009       December 31,
                                                  (Unaudited)       2008
                                                 -------------  -------------
ASSETS

Current assets:
   Cash and equivalents                          $      3,197   $      6,469
                                                 -------------  -------------
     Total current assets                               3,197          6,469
                                                 -------------  -------------
TOTAL ASSETS                                     $      3,197   $      6,469
                                                 =============  =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts Payable                                         -          8,635
                                                 -------------  -------------
     Total current liabilities                              -          8,635

Stockholders' equity:
   Common stock, $0.001 par value, 75,000,000
    shares authorized, 18,960,000, 18,960,000
    issued and outstanding as of 6/30/09 and
    12/31/08, respectively                             18,960         18,960
   Additional paid-in capital                          27,025         27,025
   (Deficit) accumulated during development
    stage                                             (42,788)       (48,151)
                                                 -------------  -------------
     Total stockholders' equity                         3,197         (2,166)
                                                 -------------  -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $      3,197   $      6,469
                                                 =============  =============


   The accompanying notes are an integral part of these financial statements.

                               Monster Offers
              (Formerly Tropical PC Acquisition Corporation)
                       (A Development Stage Company)
                          Statements of Operations
                                 (Unaudited)

                                                                   February 23,
                     For the three months     For the six months       2007
                            ending                 ending           (inception)
                    ----------------------  ----------------------      to
                     June 30,    June 30,    June 30,    June 30,    June 30,
                       2009        2008        2009        2008        2009
                    ----------  ----------  ----------  ----------  ----------
Revenue             $  98,750   $  20,624   $ 249,350   $  20,624   $ 298,863
                    ----------  ----------  ----------  ----------  ----------

Expenses:
Organizational Costs        -           -           -           -         985
Expenses of spinoff         -           -           -           -       5,610
General &
 administrative           430         336         565         971       3,410
Advertising                 -           -           -           -      20,908
Computer and
 internet expenses      2,023      25,768       4,583      28,362      24,486
Professional fees     113,829      12,000     244,449      21,000     291,862
                    ----------  ----------  ----------  ----------  ----------
Total expenses        116,282      38,104     249,597      50,333     347,261
                    ----------  ----------  ----------  ----------  ----------

Other income:
 Debt forgiveness       5,610           -       5,610           -       5,610
                    ----------  ----------  ----------  ----------  ----------
  Total other income    5,610           -       5,610           -       5,610
                    ----------  ----------  ----------  ----------  ----------

Net income (loss)
 before provision
 for income taxes     (11,922)    (17,480)      5,363     (29,709)    (42,788)

Income tax expense          -           -           -           -           -
                    ----------  ----------  ----------  ----------  ----------

Net income (loss)   $ (11,922)  $ (17,480)  $   5,363   $ (29,709)  $ (42,788)
                    ==========  ==========  ==========  ==========  ==========

Net earnings (loss)
 per share          $   (0.00)  $   (0.00)  $    0.00   $   (0.00)
                    ==========  ==========  ==========  ==========

Weighted average
 number of common
 shares outstanding-
 basic and diluted  18,960,000  18,960,000  18,960,000  18,960,000
                    ==========  ==========  ==========  ==========

  The accompanying notes are an integral part of these financial statements.

                               Monster Offers
              (Formerly Tropical PC Acquisition Corporation)
                       (A Development Stage Company)
                          Statements of Cash Flows
                                 (Unaudited)


                                                                   February 23,
                                              For the six months       2007
                                                   ending           (inception)
                                            ----------------------      to
                                             June 30,    June 30,    June 30,
                                               2009        2008        2009
                                            ----------  ----------  ----------
OPERATING ACTIVITIES:
Net (loss)                                  $   5,363   $ (29,709)  $ (42,788)
Adjustments to reconcile net loss to
 net cash used by operating activities:
    Increase (decrease) in accounts payable    (8,635)      1,500           -
                                            ----------  ----------  ----------
Net cash (used) by operating activities        (3,272)    (28,209)    (42,788)

FINANCING ACTIVITIES:
Issuance of common stock                            -           -      45,000
Contributed capital                                 -           -         985
                                            ----------  ----------  ----------
Net cash provided by financing activities           -           -      45,985

NET INCREASE (DECREASE) IN CASH                (3,272)    (28,209)      3,197
CASH - BEGINNING                                6,469      45,000           -
                                            ----------  ----------  ----------
CASH - ENDING                               $   3,197   $  16,791   $   3,197
                                            ==========  ==========  ==========

SUPPLEMENTAL DISCLOSURES:
  Interest paid                             $       -   $       -   $       -
                                            ==========  ==========  ==========
  Income taxes paid                         $       -   $       -   $       -
                                            ==========  ==========  ==========
  Non-cash transactions                     $       -   $       -   $       -
                                            ==========  ==========  ==========

  The accompanying notes are an integral part of these financial statements

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


Note 2 - Going concern

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of June 30, 2009, the Company has recognized revenues of $298,863 and has accumulated operating losses of approximately $(42,788) since inception.
The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used to further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

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

Critical Accounting Policies
----------------------------

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", included in our Annual report for the fiscal year ended December 31, 2008.

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



Results of Operations for the quarter ended June 30, 2009
---------------------------------------------------------

During the six months ended June 30, 2009, the Company had a net income of $5,363 versus a net loss of $(29,709). For the three months ended June 30, 2009, the Company had a net loss of $(11,922) versus a net loss of $(17,480) for the same period last year. For the six months ending June 30, 2009, the Company experienced professional expenses of $244,449 as compared to professional fees for the same period of $21,000. Professional fees consists of paying outside suppliers for their services. Since the Company's inception, on February 23, 2007, the Company experienced a net loss $(42,788).


Revenues
--------

During the six month period ended June 30, 2009, the Company generated
$249,350 in revenues as compared to $20,624 for the same period last year, when the Company was just beginning to develop its business plan. During the three month period ended June 30, 2009, the Company generated $98,750 in revenues as compared to $20,624 for the same period last year. Since inception on February 23, 2007, the Company has generated $298,863 in revenues.

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


Going Concern
-------------

Going Concern - The Company experienced operating losses, of $(42,788) since its inception on February 23, 2007 through the period ended June 30, 2009.
The financial statements have been prepared assuming the Company will continue to operate as a going concern which contemplates the realization of assets and the settlement of liabilities in the normal course of business. No adjustment has been made to the recorded amount of assets or the recorded amount or classification of liabilities which would be required if the Company were unable to continue its operations. (See Financial Footnote 2)


Summary of any product research and development that we will perform for the term of our plan of operation.
----------------------------------------------------------------------------

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


Significant changes in the number of employees
----------------------------------------------

As of June 30, 2009, we did not have any employees. We are dependent upon our sole officer and director for our future business development. As our operations expand we anticipate the need to hire additional employees, consultants and professionals; however, the exact number is not quantifiable at this time.


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

As a result of our the Company's current limited available cash, no officer or director received compensation through the six months ended June 30, 2009. No officer or director received stock options or other non-cash compensation since the Company's inception through June 30, 2009. The Company has no employment agreements in place with its officers. Nor does the Company owe its officers any accrued compensation, as the Officers agreed to work for company at no cost, until the company can become profitable on a consistent Quarter-to-Quarter basis.

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


New Accounting Standards
------------------------

In April 2009, the FASB issued FSP No. FAS 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly" ("FSP FAS 157-4"). FSP FAS 157-4 provides guidance on estimating fair value when market activity has decreased and on identifying transactions that are not orderly.

Additionally, entities are required to disclose in interim and annual periods the inputs and valuation techniques used to measure fair value. This FSP is effective for interim and annual periods ending after June 15, 2009. The Company does not expect the adoption of FSP FAS 157-4 will have a material impact on its financial condition or results of operation.

In December 2008, the FASB issued FSP No. FAS 140-4 and FIN 46(R)-8, "Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities." This disclosure-only FSP improves the transparency of transfers of financial assets and an enterprise's involvement with variable interest entities, including qualifying special-purpose entities. This FSP is effective for the first reporting period (interim or annual) ending after December 15, 2008, with earlier application encouraged. The Company adopted this FSP effective January 1, 2009. The adoption of the FSP had no impact on the Company's results of operations, financial condition or cash flows.

In December 2008, the FASB issued FSP No. FAS 132(R)-1, "Employers' Disclosures about Postretirement Benefit Plan Assets" ("FSP FAS 132(R)-1"). FSP FAS 132(R)-1 requires additional fair value disclosures about employers' pension and postretirement benefit plan assets consistent with guidance contained in SFAS 157. Specifically, employers will be required to disclose information about how investment allocation decisions are made, the fair value of each major category of plan assets and information about the inputs and valuation techniques used to develop the fair value measurements of plan assets. This FSP is effective for fiscal years ending after December 15, 2009. The Company does not expect the adoption of FSP FAS 132(R)-1 will have a material impact on its financial condition or results of operation.

In October 2008, the FASB issued FSP No. FAS 157-3, "Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active," ("FSP FAS 157-3"), which clarifies application of SFAS 157 in a market that is not active. FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued. The adoption of FSP FAS 157-3 had no impact on the Company's results of operations, financial condition or cash flows.

In September 2008, the FASB issued exposure drafts that eliminate qualifying special purpose entities from the guidance of SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," and FASB Interpretation 46 (revised December 2003), "Consolidation of Variable Interest Entities ? an interpretation of ARB No. 51," as well as other modifications. While the proposed revised pronouncements have not been finalized and the proposals are subject to further public comment, the Company anticipates the changes will not have a significant impact on the Company's financial statements. The changes would be effective March 1, 2010, on a prospective basis.

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

As of June 30, 2009 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public
Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of June 30, 2009.

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


Item 1A - Risk Factors

See Risk Factors set forth in Part I, Item 1A of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and the discussion in Item 1, above, under "Liquidity and Capital Resources."


Item 2 -- Unregistered Sales of Equity Securities and Use of Proceeds

None.


Item 3 -- Defaults Upon Senior Securities

None.


Item 4 -- Submission of Matters to a Vote of Security Holders

None.


Item 5 -- Other Information

None.

Item 6 -- Exhibits

                                        Filed          Period           Filing
Exhibit       Exhibit Description     herewith  Form   ending  Exhibit   date
-------------------------------------------------------------------------------
 3.1       Articles of Incorporation,            SB-2          3.1   01/15/2008
           as currently in effect
-------------------------------------------------------------------------------
 3.2       Bylaws                                SB-2          3.2   01/15/2008
           as currently in effect
-------------------------------------------------------------------------------
 3.3       Amended Articles of                   SB-2          3.3   01/15/2008
           Incorporation as currently
           in effect.
-------------------------------------------------------------------------------
31.1       Certification of President    X
           and Principal Financial
           Officer, pursuant to Section
           302 of the Sarbanes-Oxley
           Act
-------------------------------------------------------------------------------
32.1       Certification of President    X
           and Principal Financial
           Officer, pursuant to Section
           906 of the Sarbanes-Oxley
           Act
-------------------------------------------------------------------------------

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

Dated:  August 4, 2009
        --------------