Form 10-Q
period 2009-09-30
Monster Offers
filed 2009-11-24
CIK 1423746

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------
                                    FORM 10-Q
                             ----------------------

           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2009

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

                              Table of Contents
                                Monster Offers
                              Index to Form 10-Q
               For the Quarterly Period Ended September 30, 2009


Part I.  Financial Information

                                                                        Page
Item 1.  Financial Statements

   Condensed Balance Sheets as of September 30, 2009 and
     December 31, 2008                                                    3

   Condensed Statements of Operations for the three months and
     nine months ended September 30, 2009 and 2008                        4

   Condensed Statements of Cash Flows for the nine months
    ended September 30, 2009 and 2008                                     5

   Condensed Notes to Financial Statements                                6

Item 2.  Management's Discussion and Analysis of Financial Condition
   and Results of Operations                                              9

Item 3.  Quantitative and Qualitative Disclosures About Market Risk      16

Item 4.  Controls and Procedures                                         17

Part II  Other Information

Item 1.  Legal Proceedings                                               20

Item 1A.  Risk Factors                                                   20

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds     20

Item 3 -- Defaults Upon Senior Securities                                20

Item 4 -- Submission of Matters to a Vote of Security Holders            20

Item 5 -- Other Information                                              20

Item 6.  Exhibits                                                        21

Signatures                                                               22


Part I.  Financial Information

Item 1.  Financial Statements

                               Monster Offers
                       (A Development Stage Company)
                          Condensed Balance Sheets

                                                 September 30,
                                                     2009       December 31,
                                                  (Unaudited)       2008
                                                 -------------  -------------
ASSETS
  Current assets
    Cash and equivalents                         $      1,435   $      6,469
    Accounts receivable                                   850              -
    Prepaid expense                                     1,000              -
                                                 -------------  -------------
  Total current assets                                  3,285          6,469
                                                 -------------  -------------
TOTAL ASSETS                                     $      3,285   $      6,469
                                                 =============  =============

LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities
    Accounts Payable                             $          -   $      8,635
                                                 -------------  -------------
  Total current liabilities                                 -          8,635

  Stockholders' equity
    Common stock, $0.001 par value, 75,000,000
     shares authorized, 18,960,000, 18,960,000
     issued and outstanding as of 9/30/09 and
     12/31/08, respectively                            18,960         18,960
    Additional paid-in capital                         27,025         27,025
    (Deficit) accumulated during development
     stage                                            (42,700)       (48,151)
                                                 -------------  -------------
  Total stockholders' equity                            3,285         (2,166)
                                                 -------------  -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $      3,285   $      6,469
                                                 =============  =============


   The accompanying notes are an integral part of these financial statements.

                               Monster Offers
                       (A Development Stage Company)
                     Condensed Statements of Operations
                                 (Unaudited)

                                                                   February 23,
                    For the three months    For the nine months       2007
                           ending                 ending           (inception)
                        September 30,          September 30,           to
                   ----------------------  ---------------------- September 30,
                      2009        2008        2009        2008        2009
                   ----------  ----------  ----------  ----------  ----------
                               (Restated)              (Restated)
REVENUE            $  12,799   $  28,889   $ 262,149   $  49,513   $ 311,662
                   ----------  ----------  ----------  ----------  ----------

EXPENSES:
Advertising                -      16,875           -      16,875      20,908
Audit Fees             1,000       1,500       4,500       4,500      13,500
Expenses of spinoff        -           -           -           -       5,610
General &
 administrative        2,833      18,804       7,981      46,637      65,713
Professional fees     10,878       9,500     249,827      27,500     288,241
                   ----------  ----------  ----------  ----------  ----------
Total expenses        14,711      46,679     262,308      95,512     393,972
                   ----------  ----------  ----------  ----------  ----------

Other income:
 Debt forgiveness          -           -       5,610           -       5,610
 Refund of prior
  period expense           -      34,000           -      34,000      34,000
                   ----------  ----------  ----------  ----------  ----------
Total other income         -      34,000       5,610      34,000      39,610
                   ----------  ----------  ----------  ----------  ----------

Net income (loss)
 before provision
 for income taxes     (1,912)     16,210       5,451     (11,999)    (42,700)

Income tax expense         -           -           -           -           -
                   ----------  ----------  ----------  ----------  ----------

NET INCOME (LOSS)  $  (1,912)  $  16,210   $   5,451   $ (11,999)  $ (42,700)
                   ==========  ==========  ==========  ==========  ==========

NET EARNINGS (LOSS)
 PER SHARE         $   (0.00)  $    0.00   $    0.00   $   (0.00)
                   ==========  ==========  ==========  ==========

WEIGHTED AVERAGE
 NUMBER OF COMMON
 SHARES OUTSTANDING-
 BASIC AND DILUTED 18,960,000  18,960,000  18,960,000  18,960,000
                   ==========  ==========  ==========  ==========

  The accompanying notes are an integral part of these financial statements.

                              Monster Offers
                       (A Development Stage Company)
                    Condensed Statements of Cash Flows
                                (Unaudited)

                                                                 February 23,
                                           For the nine months       2007
                                                 ending           (inception)
                                              September 30,           to
                                          ---------------------- September 30,
                                             2009        2008        2009
                                          ----------  ----------  ----------
OPERATING ACTIVITIES:
Net (loss)                                $   5,451   $ (11,999)  $ (42,700)
Adjustments to reconcile net loss to
 net cash used by operating activities:
    (Increase) in accounts receivable          (850)          -        (850)
    (Decrease) in prepaid expense            (1,000)          -      (1,000)
    Increase (decrease) in accounts payable  (8,635)                      -
                                          ----------  ----------  ----------
Net cash (used) by operating activities      (5,034)    (11,999)    (44,550)
                                          ----------  ----------  ----------

FINANCING ACTIVITIES:
Issuance of common stock                          -           -      45,000
Contributed capital                               -           -         985
                                          ----------  ----------  ----------
Net cash provided by financing activities         -           -      45,985
                                          ----------  ----------  ----------

NET INCREASE (DECREASE) IN CASH              (5,034)    (11,999)      1,435
CASH - BEGINNING                              6,469      45,000           -
                                          ----------  ----------  ----------
CASH - ENDING                             $   1,435   $  33,001   $   1,435
                                          ==========  ==========  ==========

SUPPLEMENTAL DISCLOSURES:
  Interest paid                           $       -   $       -   $       -
  Income taxes paid                       $       -   $       -   $       -
  Non-cash transactions                   $       -   $       -   $       -

  The accompanying notes are an integral part of these financial statements

                              Monster Offers
                       (A Development Stage Company)
                              Condensed Notes


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


NOTE 2 - GOING CONCERN

These condensed financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of September 30, 2009, the Company has recognized revenues of $311,662 and has accumulated operating losses of approximately $(42,700) since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used to further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

                              Monster Offers
                       (A Development Stage Company)
                              Condensed Notes


NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates
----------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Recent Accounting Pronouncements
--------------------------------

In June 2009, the FASB issued ASC 105-10, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles". ASC 105-10 will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.The Company does not expect the adoption of ASC 105-10 to have an impact on the Company's results of operations, financial condition or cash flows.


NOTE 4 - RELATED PARTY TRANSACTIONS

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

                              Monster Offers
                       (A Development Stage Company)
                              Condensed Notes


NOTE 5 - CONCENTRATIONS OF RISKS

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


NOTE 6 - RESTATEMENT

The Company is restating its statements of operations for the three and nine months ended September 30, 2008. The Company has separated refunds it received for charges made in error by a vendor during the three month period ended September 30, 2009 in the amount of $34,000. This refund was previously included in the company's general & administrative expenses and is now classified under "Other income - Refund of prior period expense."

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



Results of Operations for the quarter ended September 30, 2009
--------------------------------------------------------------

During the nine months ended September 30, 2009, the Company had a net income of $5,451 versus a net loss of $(11,999) for the same period last year. For the three months ended September 30, 2009, the Company had a net loss of $(1,912) versus a net income of $16,210 for the same period last year. For the nine months ending September 30, 2009, the Company experienced professional expenses of $249,827 as compared to professional fees for the same period of $27,500. Professional fees consists of paying outside suppliers for their services. Since the Company's inception, on February 23, 2007, the Company experienced a net loss $(42,700).


Revenues
--------

During the nine month period ended September 30, 2009, the Company generated $262,149 in revenues as compared to $49,513 for the same period last year, when the Company was just beginning to develop its business plan. During the three month period ended September 30, 2009, the Company generated $12,799 in revenues as compared to $28,889 for the same period last year. Since inception on February 23, 2007, the Company has generated $311,662 in revenues.

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


Going Concern
-------------

Going Concern - The Company experienced operating losses, of $(42,700) since its inception on February 23, 2007 through the period ended September 30, 2009. The financial statements have been prepared assuming the Company will continue to operate as a going concern which contemplates the realization of assets and the settlement of liabilities in the normal course of business. No adjustment has been made to the recorded amount of assets or the recorded amount or classification of liabilities which would be required if the Company were unable to continue its operations. (See Financial Footnote 2)


Summary of any product research and development that we will perform for the term of our plan of operation.
----------------------------------------------------------------------------

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


Significant changes in the number of employees
----------------------------------------------

As of September 30, 2009, we did not have any employees. We are dependent upon our sole officer and director for our future business development. As our operations expand we anticipate the need to hire additional employees, consultants and professionals; however, the exact number is not quantifiable at this time.


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

As a result of our the Company's current limited available cash, no officer or director received compensation through the nine months ended September 30, 2009. No officer or director received stock options or other non-cash compensation since the Company's inception through September 30, 2009. The Company has no employment agreements in place with its officers. Nor does the Company owe its officers any accrued compensation, as the Officers agreed to work for company at no cost, until the company can become profitable on a consistent Quarter-to-Quarter basis.

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


New Accounting Standards
------------------------

In June 2009, the FASB issued ASC 105-10, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles". ASC 105-10 will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.The Company does not expect the adoption of ASC 105-10 to have an impact on the Company's results of operations, financial condition or cash flows.

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

As of September 30, 2009 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public
Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of September 30, 2009.

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

Dated:  November 23, 2009
        -----------------