Form 10-K
period 2009-12-31
Monster Offers
filed 2010-04-15
CIK 1423746

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 2009

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

                  El Cangrego, Calle Eusebio A. Morales
                  Edificio Carpaz #2A, Panama City, Panama
          --------------------------------------------------------
          (Address of Principal Executive Offices)      (Zip Code)

                              011-507-6679-6419
            ----------------------------------------------------
            (Registrant's Telephone Number, Including Area Code)

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

The aggregate market value of the Company's common shares of voting stock held by non-affiliates of the Company at April 13, 2010, computed by reference to the $0.64 per-share price quoted on the OTC-BB was $4,614,400.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

As of April 13, 2010, the registrant's outstanding common stock consisted of 32,460,000 shares, $0.001 Par Value. Authorized - 75,000,000 common voting shares.


DOCUMENTS INCORPORATED BY REFERENCE:

None.

Transitional Small Business Disclosure Format: Yes [ ] No [X]


                                      INDEX


         Title                                                        Page
ITEM 1.  BUSINESS                                                       5

ITEM 2.  PROPERTIES                                                    19

ITEM 3.  LEGAL PROCEEDINGS                                             19

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS           19

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS      20

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF                       21
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                   27

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON              28
         ACCOUNTING AND FINANCIAL DISCLOSURE

ITEM 9A. CONTROLS AND PROCEDURES                                       28

ITEM 10. DIRECTOR, EXECUTIVE OFFICER AND CORPORATE GOVERNANCE          30

ITEM 11. EXECUTIVE COMPENSATION                                        34

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS,              35
         MANAGEMENT AND RELATED STOCKHOLDER MATTERS

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                37
         AND DIRECTOR INDEPENDENCE

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES                        38

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES                       39


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

In this form 10-K references to "Monster Offers", "the Company", "we", "us", and "our" refer to Monster Offers.


                              AVAILABLE INFORMATION

We file annual, quarterly and special reports and other information with the SEC. You can read these SEC filings and reports over the Internet at the SEC's website at www.sec.gov. You can also obtain copies of the documents at prescribed rates by writing to the Public Reference Section of the SEC at 100 F Street, NE, Washington, DC 20549 on official business days between the hours of 10:00 am and 3:00 pm. Please call the SEC at (800) SEC-0330 for further information on the operations of the public reference facilities. We will provide a copy of our annual report to security holders, including audited financial statements, at no charge upon receipt of a written request to us at Monster Offers, El Cangrego, Calle Eusebio A. Morales, Edificio Carpaz #2A, Panama City, Panama.

                                     PART I

ITEM 1.  BUSINESS

History and Organization
------------------------

Monster Offers ("the Company") was incorporated in the State of Nevada on February 23, 2007, under the name Tropical PC Acquisition Company. On December 11, 2007, the Company amended its Articles of Incorporation changing its name to Monster Offers. The Company was originally incorporated as a wholly owned subsidiary of Tropical PC, Inc., a Nevada corporation.
Tropical PC was incorporated September 22, 2004. On December 11, 2007, the Company amended its Articles of Incorporation changing its name from Tropical PC Acquisition Corporation to Monster Offers.


Our Business
------------

Monster Offers is an online advertising agency specializing in digital production, social media commerce, and online lead generation. We also provide brand development, marketing services, and software development for our clients. Potential customers include large advertisers, direct marketers, lead brokers, and advertising agencies seeking to increase brand impressions, sales, and customer contact through online marketing initiatives.

Our services include the development of advertising campaigns used to market products and/or services online. We also design and host direct response websites.

Our website development and media campaigns are managed by a proprietary software platform. This technology platform allows us to acquire and track online leads/sales for our clients in real-time. Comprehensive detailed reporting on website activity is also displayed which allows us to analyze the effectiveness of different marketing campaigns, advertisements and specific promotions. This statistical process helps management to determine which campaigns are performing at an acceptable level for our clients and which campaigns are achieving an acceptable profit margin for Monster Offers.


Marketing Strategy
------------------

Monster Offers owns and/or operates on behalf of clients a variety of Internet websites. We generate page views to these websites by engaging third party Internet advertising partners. Our Web properties and marketing activities are designed to generate real-time response based marketing results.

While visiting one of our online websites, consumers are given the opportunity to sign up, purchase and/or ask to be contacted about various product and service offerings. These websites generate a variety of transactional results ranging from: (a) web traffic; (b) inbound telemarketing calls; (c) outbound telemarketing leads; (d) marketable profiled data lists of consumers; (e) targeted response leads; and (f) completed applications for product and/or service sales.

We utilize a number of online marketing channels to drive sales and customer databases.

These include but are not limited to:

Email Marketing
---------------

Websites that we own or are digitally produced for clients are promoted by the engagement of opt-in email marketing companies. In other words, opt-in emails are sent to users who have requested to receive marketing messages from a particular email partner/website. These partners currently market to multiple consumer and/or business databases that they own or are managed by them under a list management agreement.

Search Engine Marketing
-----------------------

We utilize search engine marketing companies to direct consumers to websites. Funds are placed in an open account with each provider and are spent on a Cost-Per-Click auction basis. Google, Yahoo, and FaceBook are the primary providers of this service.

Affiliate Marketing
-------------------

We engage affiliate network destinations where online affiliates can promote various client offers and promotions. These traffic publishers choose, manage, and execute marketing cost per action client campaigns. They are also provided with real-time commission tracking.

Sales Strategy
--------------

We plan to sell our services to a network of participating advertisers, affiliate networks, lead buyers and advertisers in various categories utilizing independent sales organizations. Some of these categories include the finance industry, consumer product industry, wireless industry, insurance industry, travel industry, auto industry and mortgage industry.

We also plan deliver internet marketing leads to business buyers in a lead auction format. This format allows clients to bid on qualified leads as they are created. Monster Offers plans to deliver to the winning bidder leads generated in real time. Management believes this is the best way to derive the highest revenue per lead in the marketplace.

Software Development
--------------------

Our sole officer is responsible for all Monster Offers' software development, management, and upgrades. He engages vendors, creates all new client accounts, and implements lead delivery options based on customer needs. He is currently identifying platforms to facilitate additional feature sets and scalability.


Competition
-----------

The online advertising and marketing industry is highly competitive. Management believes that the ability to provide proprietary consumer and business databases that provide real time data is a competitive advantage.
A number of competitors are active in specific aspects of our business. In the area of lead data generation, Monster Offer faces competition primarily from Dun & Bradstreet, Acxiom, Experian, infoUSA , Equifax and Harte-Hanks Data Technologies. These major competitors offer online data leads directly to the end customer and sell their online leads through reseller networks.


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


Employees
---------

We have no employees other than Mr. Marshall, our sole officer/director. He devotes approximately 20-30 hours per week of his time to our business. All functions including development, strategy, negotiations and clerical work is being provided by our sole officer/director on a voluntary basis, without compensation.

Monster Offers' Funding Requirements
------------------------------------

We do not currently have sufficient capital to fully develop our business plan. Management anticipates Monster Offers will be required to raise money to fully fund and execute its corporate strategies. There is no assurance that we will have enough revenue in the future or that we will be able to secure the necessary funding to effectively develop our business model. Without additional funding, it is most likely that our business initiatives will not succeed, and we shall be forced to curtail or even cease our operations.

Future funding could result in potentially dilutive issuance of equity securities, the incurrence of debt, contingent liabilities and/or amortization expenses related to goodwill and other intangible assets, which could materially adversely affect the Company's business, results of operations and financial condition.


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


Research and Development Activities and Costs
---------------------------------------------

Monster Offers did not incur any research and development costs for the years ended December 31, 2009 and 2008, and has no plans to undertake any research and development activities during the next year of operations.


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

Item 1A. Risk Factors.

                      Risk Factors Relating to Our Company
                      ------------------------------------

1. SINCE WE ARE A DEVELOPMENT COMPANY, THERE ARE NO ASSURANCES THAT OUR BUSINESS PLAN WILL EVER BE SUCCESSFUL.

Our company was incorporated on February 23, 2007, as a spin off of Tropical PC, Inc. We have realized $317,422 in total revenues with $67,594 in gross profits and accumulated a net loss of $(39,410) since our inception. We have no solid operating history upon which an evaluation of our future prospects can be made. Based upon current plans, we expect to incur operating losses in future periods as we incur significant expenses associated with the initial start up of our business. Further, there are no assurances that we will be successful in realizing added revenues or in achieving or sustaining positive cash flows. Any such failure could result in the possible closure of our business or force us to seek additional capital through loans or additional sales of our equity securities to continue business operations, which would dilute the value of any shares you purchase in this distribution.


2. WE HAVE YET TO ATTAIN PROFITABLE OPERATIONS AND BECAUSE WE WILL NEED ADDITIONAL FINANCING TO FUND OUR ACTIVITIES, OUR ACCOUNTANTS BELIEVE THERE IS SUBSTANTIAL DOUBT ABOUT THE COMPANY'S ABILITY TO CONTINUE AS A GOING CONCERN.

The Company has prepared financial statements for the year-end December 31, 2009 reporting that the Company is in its developmental stages. Its ability to continue to operate as a going concern is fully dependent upon the Company obtaining sufficient financing to continue its development and operational activities. The ability to achieve profitable operations is in direct correlation to the Company's ability to raise sufficient financing. It is important to note that even if the appropriate financing is received, there is no guarantee that the Company will ever be able to operate profitably or derive any significant revenues from its operation. The Company could be required to raise additional financing to fully implement its entire business plan.

It is also important to note that the Company anticipates that it will incur losses and negative cash flow over the next twelve (12) months. There is no guarantee that the Company will ever operate profitably or even receive positive cash flows from full operations.

                    Risk Factors Relating to Our Company

3. WE MAY NOT BE ABLE TO COMPETE WITH OTHER ONLINE ADVERTISING AGENCIES AND LEAD GENERATION PROVIDERS, ALMOST ALL OF WHOM HAVE GREATER RESOURCES AND EXPERIENCE THAN WE DO.

The Internet industry is dominated by large, well-financed firms. We do not have the resources to compete with larger providers of this similar services at this time. With the minimal resources we have available, we may experience great difficulties in building a customer base. Competition by existing and future competitors could result in our inability to secure any new customers. This competition from other entities with greater resources and reputations may result in our failure to maintain or expand our business as we may never be able to successfully execute our business plan. Further, Monster Offers cannot be assured that it will be able to compete successfully against present or future competitors or that the competitive pressure it may face will not force it to cease operations.


4. WE MAY NOT BE ABLE TO RAISE SUFFICIENT CAPITAL OR GENERATE ADEQUATE REVENUE TO MEET OUR OBLIGATIONS AND FUND OUR OPERATING EXPENSES.

As of December 31, 2009, the Company had $18,190 in working cash and equivalents. The Company plans to specialize in digital production, social media commerce, and lead generation. These plans will require additional capital. Originally, the Company anticipated a need to raise $475,000 to fully implement its business plan. After careful consideration and a detailed analysis by new management, the Company now expects it will need to raise between $2,500,000 and $3,000,000. Management believes it can begin to partially implement its business plan with its limited funds and resources.

Failure to raise adequate capital and generate adequate sales revenues to meet our obligations and develop and sustain our operations could result in reducing or ceasing our operations.

Additionally, even if the Company does raise sufficient capital and generate revenues to support our operating expenses, there can be no assurances that the revenue will be sufficient to enable us to develop business to a level where it will generate profits and cash flows from operations. These matters raise substantial doubt about our ability to continue as a going concern. Our independent auditors currently included an explanatory paragraph in their report on our financial statements regarding concerns about our ability to continue as a going concern.

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

A Going Concern footnote has been included in Note 3 to the Financial Statements included in this Annual Report. This raises substantial doubt that we will be able to continue operations as a going concern, and our independent auditors included an explanatory paragraph regarding this uncertainty in their report on our financial statements for the period February 23, 2007 (inception) to December 31, 2009. Our ability to continue as a going concern is dependent upon our generating cash flow sufficient to fund operations and reducing operating expenses. Our business plans may not be successful in addressing these issues. If we cannot continue as a going concern, our stockholders may lose their entire investment in us.


8. WE FACE INTENSE AND GROWING COMPETITION, WHICH COULD RESULT IN PRICE REDUCTIONS, REDUCED OPERATING MARGINS AND LOSS OF MARKET SHARE.

The market for Internet advertising and related services is highly competitive. If we fail to compete effectively against other Internet advertising service companies, we could lose advertising clients and our revenues would decline. We expect competition to continue to increase because there are no significant barriers to entry. Our principal competitors include other online companies that provide advertisers with results-based advertising services, including advertising networks such as Google, aQuantive, Advertising.com, QuinStreet and ValueClick. In addition, we compete with large interactive media companies with strong brand recognition, such as AOL, Microsoft and Yahoo!, that sell advertising inventory directly to advertisers. We also compete with traditional advertising media, such as direct mail, television, radio, cable and print, for a share of advertisers' total advertising budgets.

Many current and potential competitors have advantages over us, such as longer operating histories, greater name recognition, larger client bases, greater access to advertising space on high-traffic web sites, and significantly greater financial, technical, marketing and human resources. These companies can use their experience and resources against us in a variety of competitive ways, including strategic acquisitions, investing more aggressively in research and development and competing more aggressively for advertisers and publishers through increased marketing or other promotions. In addition, existing or future competitors may develop or offer services that provide significant performance, price, creative or other advantages over those offered by us.

If we fail to compete successfully, we could have difficulties attracting and retaining advertising clients, which may decrease revenues and adversely affect our operating results. Increased competition may also result in price reductions that cannot be offset by cost reductions resulting in substantial decreases in operating income.

9.  WE MAY NOT BE ABLE TO FIND SUITABLE EMPLOYEES.

The Company currently relies heavily upon the services and expertise of our sole officer and director. In order to implement the aggressive business plan of the Company, management recognizes that additional programmers, graphic artists and clerical staff will be required. Our sole officer is the only employed personnel at the outset of operations. Our sole officer can manage the office functions/bookkeeping services and use outsourcing service companies until the Company can generate enough revenues to hire additional staff.

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

13. BECAUSE OUR ONLINE MEDIA PROGRAMS GENERALLY CAN BE CANCELLED BY THE CLIENT WITH LITTLE OR NO NOTICE OR PENALTY, THE TERMINATION OF ONE OR MORE PROGRAM COULD RESULT IN AN IMMEDIATE DECLINE IN OUR REVENUES.

We expect to derive the majority of our revenues from digital production, marketing services, and lead generation. These services are provided contractually to advertising clients and website publishers with short-term insertion order contracts that may be canceled upon thirty (30) days or less notice. In addition, the client contracts generally do not contain penalty provisions for cancellation before the end of the contract term. The short contract terms in general reflect the limited time lines, budgets and customer acquisition goals of specific advertising campaigns and are consistent with industry practice. The non-renewal, re-negotiation, cancellation or deferral of large contracts or a number of contracts that in the aggregate account for a significant amount of revenues, could cause an immediate and significant decline in our revenues and harm our business.

14. OUR PRINCIPAL STOCKHOLDERS, AND SOLE OFFICER AND DIRECTOR OWN A CONTROLLING INTEREST IN OUR VOTING STOCK AND INVESTORS WILL NOT HAVE ANY VOICE IN OUR MANAGEMENT, WHICH COULD RESULT IN DECISIONS ADVERSE TO OUR GENERAL STOCKHOLDERS.

Our principal stockholders beneficially own approximately, or have the right to vote approximately 78% of our outstanding common stock. As a result, these stockholders will have the ability to control substantially all matters submitted to our stockholders for approval including:

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

We do not know if accepted industry standards for measuring the effectiveness of online marketing, particularly of the cost per action/lead model most commonly used by us, will develop. An absence of accepted standards for measuring effectiveness could discourage companies from committing significant resources to online marketing. Moreover, advertisers may determine that the cost per action/lead pricing model is less effective in achieving, or entirely fails to achieve, their marketing objectives. If the market for Internet advertising fails to continue to develop, develops more slowly than we expect, or rejects our primary cost per action pricing model, our ability to place offers and generate revenues could be harmed.


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

19. ALTHOUGH OUR STOCK IS LISTED ON THE OTC-BB, A TRADING MARKET HAS NOT DEVELOPED, PURCHASERS OF OUR SECURITIES MAY HAVE DIFFICULTY SELLING THEIR SHARES.

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

The Company's common stock could be subject to wide fluctuations in response to variations in quarterly results of operations, announcements of technological innovations or new solutions by the Company or its competitors, general conditions in pharmaceutical industry, and other events or factors, many of which are beyond the Company's control. In addition, the stock market has experienced price and volume fluctuations, which have affected the market price for many companies in industries similar or related to that of the Company, which have been unrelated to the operating performance of these companies. These market fluctuations may have a material adverse effect on the market price of the Company's common stock if it ever becomes tradable.


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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Our offices are currently located at El Cangrego, Calle Eusebio A. Morales, Edificio Carpaz #2A, Panama City, Panama. Our telephone number is 011-507-6679-6419. Management believes that its current facilities are adequate for its needs through the next twelve months, and that, should it be needed, suitable additional space will be available to accommodate expansion of the Company's operations on commercially reasonable terms, although there can be no assurance in this regard. Our office space is provided to us at no charge by our sole officer, who will not seek reimbursement. Such costs are immaterial to the financial statements and, accordingly have not been reflected therein.


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

Since the Company has been cleared for trading, through April 13, 2010, there has been limited activity of the Company's stock. There are no assurances that a market will ever develop for the Company's stock.

(b) Holders of Common Stock

As of April 13, 2010, there were approximately fifty-one (51) holders of record of our Common Stock and 32,460,000 shares issued and outstanding.

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

(e) Recent Sales of Unregistered Securities

On December 21, 2009, Monster Offers (the "Registrant") agreed to issue 13,500,000 shares of its unregistered restricted common stock to three shareholders in exchange for $13,500 cash. As of December 31, 2009, $12,500 of this amount was received, with $1,000 remaining in subscriptions receivable.

The shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act. We believed that Section 4(2) was available because the offer and sale did not involve a public offering and there was not general solicitation or general advertising involved in the offer or sale. The shares of common stock issued will contain a legend restricting transferability absent registration or applicable exemption.

(f) Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the years ended December 31, 2009 or 2008.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview of Current Operations
------------------------------

Monster Offers is an online advertising agency specializing in digital production, social media commerce and lead generation for businesses.

Results of Operations for the year ended December 31, 2009
----------------------------------------------------------

During the twelve month period ended December 31, 2009, the Company generated $267,909 in total revenues versus $49,513 for the same period last year. During the twelve month period ended December 31, 2009, the Company generated $18,081 in gross profits versus $49,513 for the same period last year.

During the year ending December 31, 2009, the Company had a net income of $8,741 versus a net loss of $(41,556) for the same period last year. Expenses represented general and administrative expenses, accounting, legal and professional fees and general operational expenses. Since the Company's inception, on February 23, 2007, the Company experienced a net loss of $(39,410). Management plans to cover the Company's expenses for the next twelve months, if the Company needs funding to cover its expenses.

Liquidity and Capital Resources
-------------------------------

Our balance sheet as of December 31, 2009 reflects cash assets of $18,190, account receivable-related party of $2,235 and $1,350 in current liabilities. Cash and cash equivalents from inception to date have been sufficient to provide the operating capital necessary to operate to date.

On December 11, 2007 we issued 11,250,000 par value $0.001 common shares of stock to the Company's founder for $11,250 cash. All securities were issued in reliance upon an exemption from registration under Section 4(2) of the Securities Act as a transaction not involving a public offering.

Monster Offers was a wholly-owned subsidiary of Tropical PC. The shares of Monster Offers were issued to each of Tropical PC's shareholders as a spin-off dividend of Tropical PC, Inc. on a proportional basis. The record shareholders of Tropical PC received one (1) unregistered common share, par value $0.001, of Monster Offers Corporation common stock for every share of Tropical PC common stock owned. The Tropical PC Corporation stock dividend was based on 810,000 shares of Tropical PC common stock that were issued and
outstanding as of the record date.   The Company purchased 600,000 spin-off
shares from Tropical PC's original founder at par value. These 600,000 shares were returned to Monster Offers and subsequently cancelled.

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

On December 21, 2009, the Company authorized the sale of 13,500,000 unregistered restricted common shares in exchange for $13,500. As of December 31, 2009, $12,500 of this amount was received, with $1,000 remaining in subscriptions receivable. The shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act. We believed that Section 4(2) was available because the offer and sale did not involve a public offering and there was not general solicitation or general advertising involved in the offer or sale. The shares of common stock issued will contain a legend restricting transferability absent registration or applicable exemption.

There have been no other issuance of shares since our inception on February 23, 2007. As of April 13, 2010, we have approximately fifty-one (51) shareholders.

Notwithstanding, we anticipate generating losses and therefore we may be unable to continue operations in the future. Originally, management anticipated a need to raise $475,000 to fully implement its business plan. After careful consideration and a detailed analysis by new management, the Company now expects it will need to raise between $2,500,000 and $3,000,000 to forward its business plan, and we would have to issue debt or equity or enter into a strategic arrangement with a third party. Management believes it can begin to partially implement its business plan with its limited funds and resources. There can be no assurance that additional capital will be available to us, especially with the current economic environment. We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources.

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

Future Financing
-----------------

We anticipate continuing to rely on equity sales of our common shares in order to continue to fund our business operations. Issuance of additional shares will result in dilution to our existing shareholders. There is no assurance that we will achieve any of additional sales of our equity securities or arrange for debt or other financing to fund our exploration and development activities.

We hope to raise between $2,500,000 and $3,000,000 in a future offering of our common stock. In the event we are unable to raise this money, we may not be able to sustain our operations, which could result in reducing or ceasing our operations and may consequently force us cease our business operations altogether. There are no formal or informal agreements to attain such financing and we can not assure you that any financing can be obtained. Management has been seeking funding from a number of sources, but has yet to secure any funding, especially during this current economic downturn. Management continues to seek different funding sources in order to initiate its business plan. The downturn in the economy has limited various sources of financing. Management continues to seek financing with no success. If we are unable to raise these funds, we will not be able to implement any of our proposed business activities and may be forced to cease operations.

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

Significant changes in the number of employees
----------------------------------------------

As of December 31, 2009, we did not have any employees. We are dependent upon our sole officer and director for our future business development.
As our operations expand we anticipate the need to hire additional employees, consultants and professionals; however, the exact number is not quantifiable at this time.

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

Critical Accounting Policies and Estimates
------------------------------------------

Revenue Recognition: In accordance with ASC 605 and SEC Staff Accounting Bulletin 104, the Company monetizes a portion of its user activities through transactional based services generated primarily from fees earned, primarily on a cost per click ("CPC") basis, from search syndication services and other fees for marketing services including data and list management services, which can be either periodic or transactional. Fee revenue is recognized in the period that the Company's advertiser customer generates a sale or other agreed-upon action on the Company's affiliate marketing networks or as a result of the Company's services, provided that no significant Company obligations remain, collection of the resulting receivable is reasonably assured, and the fees are fixed or determinable.
All transactional services revenues are recognized on a gross basis in accordance with the provisions of ASC Subtopic 605-45, due to the fact that the Company is the primary obligor, and bears all credit risk to its customer, and publisher expenses that are directly related to a revenue-generating event are recorded as a component of commission paid-related party.

New Accounting Standards
------------------------

In February 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-08 (ASU 2010-08), Technical Corrections to Various Topics. This amendment eliminated inconsistencies and outdated provisions and provided the needed clarifications to various topics within Topic 815. The amendments are effective for the first reporting period (including interim periods) beginning after issuance (February 2, 2010), except for certain amendments. The amendments to the guidance on accounting for income taxes in a reorganization (Subtopic 852-740) should be applied to reorganizations for which the date of the reorganization is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. For those reorganizations reflected in interim financial statements issued before the amendments in this Update are effective, retrospective application is required. The clarifications of the guidance on the embedded derivates and hedging (Subtopic 815-15) are effective for fiscal years beginning after December 15, 2009, and should be applied to existing contracts (hybrid instruments) containing embedded derivative features at the date of adoption. The Company does not expect the provisions of ASU 2010-08 to have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-06 (ASU 2010-06), Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This amendment to Topic 820 has improved disclosures about fair value measurements on the basis of input received from the users of financial statements. This is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Early adoption is permitted. The Company does not expect the provisions of ASU 2010-06 to have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-05 (ASU 2010-05), Compensation - Stock Compensation (Topic 718). This standard codifies EITF Topic D-110 Escrowed Share Arrangements and the Presumption of Compensation.

In January 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-04 (ASU 2010-04), Accounting for Various Topics-Technical Corrections to SEC Paragraphs.

In January 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-03 (ASU 2010-03), Extractive Activities-Oil and Gas (Topic 932): Oil and Gas Reserve Estimation and Disclosures. As the Company does not have any Oil and Gas activity or reserves, the Company does not expect the provisions of ASU 2010-03 to have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB issued Accounting Standards Update 2010-02, Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary. This amendment to Topic 810 clarifies, but does not change, the scope of current US GAAP. It clarifies the decrease in ownership provisions of Subtopic 810-10 and removes the potential conflict between guidance in that Subtopic and asset derecognition and gain or loss recognition guidance that may exist in other US GAAP. An entity will be required to follow the amended guidance beginning in the period that it first adopts FAS 160 (now included in Subtopic 810-10). For those entities that have already adopted FAS 160, the amendments are effective at the beginning of the first interim or annual reporting period ending on or after December 15, 2009. The amendments should be applied retrospectively to the first period that an entity adopted FAS 160. The Company does not expect the provisions of ASU 2010-02 to have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB issued Accounting Standards Update 2010-01, Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash (A Consensus of the FASB Emerging Issues Task Force). This amendment to Topic 505 clarifies the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a limit on the amount of cash that will be distributed is not a stock dividend for purposes of applying Topics 505 and 260. Effective for interim and annual periods ending on or after December 15, 2009, and would be applied on a retrospective basis. The Company does not expect the provisions of ASU 2010-01 to have a material effect on the financial position, results of operations or cash flows of the Company.

In October 2009, the FASB issued Accounting Standards Update 2009-14, Software (Topic 985): Certain Revenue Arrangements That Include Software Elements. This update changed the accounting model for revenue arrangements that include both tangible products and software elements. Effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company does not expect the provisions of ASU 2009-14 to have a material effect on the financial position, results of operations or cash flows of the Company.

In October 2009, the FASB issued Accounting Standards Update 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements. This update addressed the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than a combined unit and will be separated in more circumstances than under existing US GAAP. This amendment has eliminated that residual method of allocation. Effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company does not expect the provisions of ASU 2009-13 to have a material effect on the financial position, results of operations or cash flows of the Company.

In September 2009, the FASB issued Accounting Standards Update 2009-12, Fair Value Measurements and Disclosures (Topic 820): Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). This update provides amendments to Topic 820 for the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent). It is effective for interim and annual periods ending after December 15, 2009. Early application is permitted in financial statements for earlier interim and annual periods that have not been issued. The Company does not expect the provisions of ASU 2009-12 to have a material effect on the financial position, results of operations or cash flows of the Company.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.


Item 8. Financial Statements and Supplementary Data.

Index to Financial Statements


                              Financial Statement
                              -------------------


                                                                   PAGE
                                                                   ----
Independent Auditors' Report                                       F-1
Balance Sheets                                                     F-2
Statements of Operations                                           F-3
Statements of Stockholders' Equity (Deficit)                       F-4
Statements of Cash Flows                                           F-5
Notes to Financials                                                F-6


                    De Joya Griffith & Company, LLC
              ------------------------------------------
              CERTIFIED PUBLIC ACCOUNTANTS & CONSULTANTS

        Report of Independent Registered Public Accounting Firm
        -------------------------------------------------------

To The Board of Directors and Stockholders
Monster Offers
Panama City, Panama

We have audited the accompanying balance sheets of Monster Offers (A Development Stage Enterprise) as of December 31, 2009 and 2008, and the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended and from inception (February 23, 2007) to December 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Monster Offers (A Development Stage Enterprise) as of December 31, 2009 and 2008, and the results of their operations and cash flows for the years then ended and from inception (February 23, 2007) to December 31, 2009 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations, which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

De Joya Griffith & Company, LLC

/s/ De Joya Griffith & Company, LLC
-----------------------------------
Henderson, Nevada
April 13, 2010


               2580 Anthem Village Drive, Henderson, NV  89052
            Telephone (702) 563-1600  o  Facsimile (702) 920-8049

                               Monster Offers
                       (A Development Stage Company)
                               Balance Sheets

                                                  December 31,   December 31,
                                                     2009           2008
                                                 -------------  -------------
                                    ASSETS
  Current assets
    Cash and equivalents                         $     18,190   $      6,469
    Accounts receivable - related party                 2,235              -
                                                 -------------  -------------
  Total current assets                                 20,425          6,469
                                                 -------------  -------------
TOTAL ASSETS                                     $     20,425   $      6,469
                                                 =============  =============

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

  Current liabilities
    Accounts payable                                    1,350          8,635
                                                 -------------  -------------
  Total current liabilities                             1,350          8,635

  Stockholders' equity (deficit)
    Common stock, $0.001 par value, 75,000,000
      shares authorized, 32,460,000 and
      18,960,000 shares issued and outstanding
      as of 12/31/09 and 12/31/08, respectively        32,460         18,960
    Additional paid-in capital                         27,025         27,025
    Subscription receivable                            (1,000)             -
    Deficit accumulated during development
      stage                                           (39,410)       (48,151)
                                                 -------------  -------------
  Total stockholders' equity (deficit)                 19,075         (2,166)
                                                 -------------  -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
(DEFICIT)                                        $     20,425   $      6,469
                                                 =============  =============


   The accompanying notes are an integral part of these financial statements.

                                Monster Offers
                         (A Development Stage Company)
                            Statements of Operations

                                                                Inception
                                    For the years ending   (February 23, 2007)
                                        December 31,          to December 31,
                                 ----------------------------  -------------
                                     2009           2008           2009
                                 -------------  -------------  -------------
REVENUES
  Commission Revenue             $          -   $        527   $        527
  Commission Revenue -
    Related party                     267,909         48,986        316,895
                                 -------------  -------------  -------------
Total Revenues                        267,909         49,513        317,422

Cost of goods
  Commission paid-
    Related party                     249,828              -        249,828
                                 -------------  -------------  -------------
Gross Profit                     $     18,081   $     49,513   $     67,594

EXPENSES
  Advertising                               -         20,908         20,908
  Audit fees                            6,250          9,000         15,250
  Expenses of spinoff                       -              -          5,610
  General & Administrative              8,100         56,748         65,833
  Professional fees                       600          5,413          6,013
  Officer compensation                      -         33,000         33,000
                                 -------------  -------------  -------------
Total expenses                         14,950        125,069        146,614
                                 -------------  -------------  -------------

INCOME (LOSS) FROM OPERATIONS           3,131        (75,556)       (79,020)
                                 -------------  -------------  -------------

OTHER INCOME
  Debt forgiveness                      5,610              -          5,610
  Refund of expense                         -         34,000         34,000
                                 -------------  -------------  -------------
Total other income                      5,610         34,000         39,610
                                 -------------  -------------  -------------

Net income (loss) before
  provision for income taxes            8,741        (41,556)       (39,410)

Income tax expense                          -              -              -
                                 -------------  -------------  -------------

NET INCOME (LOSS)                $      8,741   $    (41,556)  $    (39,410)
                                 =============  =============  =============

NET EARNINGS (LOSS) PER SHARE    $       0.00   $      (0.00)
                                 =============  =============

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING -
BASIC AND FULLY DILUTED            19,330,879     18,960,000
                                 =============  =============

  The accompanying notes are an integral part of these financial statements.

                               Monster Offers
                       (A Development Stage Company)
                 Statements of Stockholders' Equity (Deficit)

                                                           (Deficit)
                                                          Accumulated  Total
                                                             During    Stock-
                                       Additional           Develop-   holders'
                         Common Stock    Paid-in Subscription ment     Equity
                        Shares   Amount  Capital  Receivable  Stage   (Deficit)
                      ------------------ --------- -------- --------- ---------
Contributed Capital,
February 2007                  - $     - $    400  $     -  $      -  $    400

Founders' shares issued
for Services,
December 2007         11,250,000  11,250        -        -         -    11,250

Contributed Capital            -       -      585        -         -       585

Tropical PC Spin Off
Shares                   810,000     810     (810)       -         -         -

Shares returned to
Company                 (600,000)   (600)     600        -         -         -

Shares issued
pursuant to offering   7,500,000   7,500   26,250        -         -    33,750

Net loss                       -       -        -        -    (6,595)   (6,595)
                      ------------------ ------------------ -------------------

Balance,
December 31, 2007     18,960,000  18,960   27,025        -    (6,595)   39,390
                      ------------------ ------------------ -------------------

Net loss                       -       -        -        -   (41,556)  (41,556)
                      ------------------ ------------------ -------------------

Balance,
December 31, 2008     18,960,000  18,960   27,025        -   (48,151)   (2,166)
                      ------------------ ------------------ -------------------

Private placement,
December 2009         13,500,000  13,500        -   (1,000)        -    12,500

Net loss                       -       -        -        -     8,741     8,741
                      ------------------ ------------------ -------------------

Balance,
December 31, 2009     32,460,000 $32,460 $ 27,025  $(1,000) $(39,410) $ 19,075
                      ================== ========= ======== ===================

  The accompanying notes are an integral part of these financial statements.

                                Monster Offers
                         (A Development Stage Company)
                            Statements of Cash Flows

                                                                Inception
                                    For the years ending   (February 23, 2007)
                                        December 31,          to December 31,
                                 ----------------------------  -------------
                                     2009           2008            2009
                                 -------------  -------------  -------------
OPERATING ACTIVITIES
  Net income (loss)              $      8,741   $    (41,556)  $    (39,410)
  Adjustments to reconcile net income
  (loss) to net cash used by
    operating activities:
      (Increase) in accounts
        receivable                     (2,235)             -         (2,235)
      Increase(decrease) in
        accounts payable               (7,285)         3,025          1,350
                                 -------------  -------------  -------------
Net cash used by operating
  activities                             (779)       (38,531)       (40,295)

FINANCING ACTIVITIES
 Proceeds from
  Issuance of common stock             12,500              -         57,500
  Contributed capital                       -              -            985
                                 -------------  -------------  -------------
Net cash provided by financing
  activities                           12,500              -         58,485
                                 -------------  -------------  -------------

NET CHANGE IN CASH                     11,721        (38,531)        18,190

CASH AND CASH EQUIVALENTS -
  BEGINNING OF PERIOD                   6,469         45,000              -
                                 -------------  -------------  -------------

CASH AND CASH EQUIVALENTS -
  END OF PERIOD                  $     18,190   $      6,469   $     18,190
                                 =============  =============  =============

SUPPLEMENTAL DISCLOSURES:
  Interest paid                  $          -   $          -   $          -
  Income taxes paid              $          -   $          -   $          -
  Non-cash transactions          $          -   $          -   $          -


  The accompanying notes are an integral part of these financial statements.

                                Monster Offers
                         (A Development Stage Company)
                       Notes to the Financial Statements


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

Organization
------------
Monster Offers (a development stage company) (the "Company") was incorporated under the laws of the State of Nevada, as Tropical PC Acquisition Corporation on February 23, 2007 ("Inception"). The Company was incorporated to conduct any legal business and is an agent for internet advertisers. Using technology owned by a principal, the Company recruits subcontractors who work over the internet to promote specialty internet advertising. The company recognizes as commission revenue the difference between fees paid to it by a principal, and the payments remitted to the subcontractors it has recruited. Often, shareholders of the Company and/or its' principals act as subcontractors to the Company, resulting in most of the Company's commission revenue being classified as related party (see our Related Party footnote).

The Company was incorporated as a wholly-owned subsidiary of Tropical PC, Inc., a Nevada corporation. Tropical PC was incorporated September 22, 2004, and, at the time of spin-off was not listed on any exchange. On December 11, 2007, Tropical PC, Inc. amended its Articles of Incorporation to change its subsidiary's name to Monster Offers.

The directors of Tropical PC approved a spin off its subsidiary in the form of a stock dividend as of December 31, 2007 (the "Record Date"). The record shareholders of Tropical PC received one (1) unregistered common share, par value $0.001, of Monster Offers Corporation common stock for every share of Tropical PC common stock owned. The Tropical PC Corporation stock dividend was based on 810,000 shares of Tropical PC common stock that were issued and outstanding as of the record date.

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

Tropical PC retained no ownership in Monster Offers following the spinoff. Monster Offers is no longer a subsidiary of Tropical PC, Inc.

The Company had cash assets of $18,190 and $6,469 and current liabilities of $1,350 and $8,635 as of December 31, 2009 and 2008, respectively.
The relevant accounting policies are listed below.

                               Monster Offers
                         (A Development Stage Company)
                       Notes to the Financial Statements

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION
         (Continued)


Use of Estimates
----------------
In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period. Actual results could differ from those estimates.

Advertising
-----------
Advertising costs are expensed when incurred. The Company incurred advertising expenses of $0 and $20,908 for the years ended December 31, 2009 and 2008, respectively. For the period since inception on February 23, 2007 through the year ended December 31, 2009, the Company has incurred advertising expenses of $20,908.

Earnings per Share
------------------
Historical net (loss) per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share include additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of securities or other contracts to issue common stock that were exercised or converted into common stock or resulted in the issuance of common stock that shared in the earnings of the entity. As of December 31, 2009 and 2008, the Company had no potential common stock equivalents which were determined to be antidilutive.

Calculation of net income (loss) per share is as follows:

                                       For the year ended  For the year ended
                                       December 31, 2009   December 31, 2008
                                       ------------------  ------------------
Net income (loss) (numerator)          $           8,741   $         (41,556)
                                       ==================  ==================
Weighted average common
  shares outstanding                          19,330,879          18,960,000
                                       ==================  ==================
Basic income (loss) per share           $            0.00   $           (0.00)
                                       ==================  ==================

                                Monster Offers
                         (A Development Stage Company)
                       Notes to the Financial Statements


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION
         (Continued)

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

Year end
--------
The Company's fiscal year-end is December 31.

Revenue Recognition
-------------------
In accordance with ASC 605 and SEC Staff Accounting Bulletin 104, the Company monetizes a portion of its user activities through transactional based services generated primarily from fees earned via marketing services including data and list management, lead generation, and online marketing campaigns, which can be either periodic or transactional. Fee revenue is recognized in the period that the Company's advertiser customer generates a sale or other agreed-upon action on the Company's affiliate marketing networks or as a result of the Company's services, provided that no significant Company obligations remain, collection of the resulting receivable is reasonably assured, and the fees are fixed or determinable. All transactional services revenues are recognized on a gross basis in accordance with the provisions of ASC Subtopic 605-45, due to the fact that the Company is the primary obligor, and bears all credit risk to its customer, and publisher expenses that are directly related to a revenue-generating event are recorded as a component of commission paid-related party.

                                Monster Offers
                         (A Development Stage Company)
                       Notes to the Financial Statements


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION
         (Continued)

Recent Accounting Pronouncements
--------------------------------

Below is a listing of the most recent accounting standards and their effect on the Company.

In February 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-08 (ASU 2010-08), Technical Corrections to Various Topics. This amendment eliminated inconsistencies and outdated provisions and provided the needed clarifications to various topics within Topic 815. The amendments are effective for the first reporting period (including interim periods) beginning after issuance (February 2, 2010), except for certain amendments. The amendments to the guidance on accounting for income taxes in a reorganization (Subtopic 852-740) should be applied to reorganizations for which the date of the reorganization is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. For those reorganizations reflected in interim financial statements issued before the amendments in this Update are effective, retrospective application is required. The clarifications of the guidance on the embedded derivates and hedging (Subtopic 815-15) are effective for fiscal years beginning after December 15, 2009, and should be applied to existing contracts (hybrid instruments) containing embedded derivative features at the date of adoption. The Company does not expect the provisions of ASU 2010-08 to have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-06 (ASU 2010-06), Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This amendment to Topic 820 has improved disclosures about fair value measurements on the basis of input received from the users of financial statements. This is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Early adoption is permitted. The Company does not expect the provisions of ASU 2010-06 to have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-05 (ASU 2010-05), Compensation - Stock Compensation (Topic 718). This standard codifies EITF Topic D-110 Escrowed Share Arrangements and the Presumption of Compensation.

                                Monster Offers
                         (A Development Stage Company)
                       Notes to the Financial Statements


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION
         (Continued)

Recent Accounting Pronouncements (Continued)
--------------------------------------------

In January 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-04 (ASU 2010-04), Accounting for Various Topics-Technical Corrections to SEC Paragraphs.

In January 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-03 (ASU 2010-03), Extractive Activities-Oil and Gas (Topic 932): Oil and Gas Reserve Estimation and Disclosures. As the Company does not have any Oil and Gas activity or reserves, the Company does not expect the provisions of ASU 2010-03 to have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB issued Accounting Standards Update 2010-02, Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary. This amendment to Topic 810 clarifies, but does not change, the scope of current US GAAP. It clarifies the decrease in ownership provisions of Subtopic 810-10 and removes the potential conflict between guidance in that Subtopic and asset derecognition and gain or loss recognition guidance that may exist in other US GAAP. An entity will be required to follow the amended guidance beginning in the period that it first adopts FAS 160 (now included in Subtopic 810-10). For those entities that have already adopted FAS 160, the amendments are effective at the beginning of the first interim or annual reporting period ending on or after December 15, 2009. The amendments should be applied retrospectively to the first period that an entity adopted FAS 160. The Company does not expect the provisions of ASU 2010-02 to have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB issued Accounting Standards Update 2010-01, Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash (A Consensus of the FASB Emerging Issues Task Force). This amendment to Topic 505 clarifies the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a limit on the amount of cash that will be distributed is not a stock dividend for purposes of applying Topics 505 and 260. Effective for interim and annual periods ending on or after December 15, 2009, and would be applied on a retrospective basis. The Company does not expect the provisions of ASU 2010-01 to have a material effect on the financial position, results of operations or cash flows of the Company.

                                Monster Offers
                         (A Development Stage Company)
                       Notes to the Financial Statements


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION
         (Continued)

Recent Accounting Pronouncements (Continued)
--------------------------------------------

In October 2009, the FASB issued Accounting Standards Update 2009-14, Software (Topic 985): Certain Revenue Arrangements That Include Software Elements. This update changed the accounting model for revenue arrangements that include both tangible products and software elements. Effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company does not expect the provisions of ASU 2009-14 to have a material effect on the financial position, results of operations or cash flows of the Company.

In October 2009, the FASB issued Accounting Standards Update 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements. This update addressed the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than a combined unit and will be separated in more circumstances than under existing US GAAP. This amendment has eliminated that residual method of allocation. Effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company does not expect the provisions of ASU 2009-13 to have a material effect on the financial position, results of operations or cash flows of the Company.

In September 2009, the FASB issued Accounting Standards Update 2009-12, Fair Value Measurements and Disclosures (Topic 820): Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). This update provides amendments to Topic 820 for the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent). It is effective for interim and annual periods ending after December 15, 2009. Early application is permitted in financial statements for earlier interim and annual periods that have not been issued. The Company does not expect the provisions of ASU 2009-12 to have a material effect on the financial position, results of operations or cash flows of the Company.

                                Monster Offers
                         (A Development Stage Company)
                       Notes to the Financial Statements


NOTE 2 - STOCKHOLDERS' EQUITY (DEFICIT)

The Company is authorized to issue 75,000,000 shares of its $0.001 par value common stock.

On February 23, 2007, a shareholder contributed capital of $400 for incorporating fees.

On December 11, 2007, the Company issued 11,250,000 shares of its common stock to its founder for $11,250 in cash. The Founder then transferred these shares to an outside party for the same price on December 31, 2007.

On December 15, 2007, a shareholder contributed capital of $585 for registration fees.

The Company was a subsidiary of Tropical PC, Inc. On December 31, 2007, the record shareholders of Tropical PC, Inc. received a spin off dividend of one
(1) common share, par value $0.001, of Monster Offers common stock for every share of Tropical PC, Inc. common stock owned for a total 810,000 common shares issued. Of these 810,000 shares, 600,000 were returned and cancelled to the Company.

On December 31, 2007, the Company issued 7,500,000 shares of its common stock pursuant to a Regulation D 506 offering for $33,750 in cash.

On December 21, 2009, the Company authorized the sale of 13,500,000 unregistered restricted common shares in exchange for $13,500. The Company received $12,500 and has a subscription receivable of $1,000.

As of December 31, 2009 and December 31, 2008, the Company has 32,460,000 and 18,960,000 shares of its common stock issued and outstanding, respectively.


NOTE 3 - GOING CONCERN

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. Since inception (February 23, 2007) through December 31, 2009 and 2008, the Company recognized an accumulated deficit during development stage of approximately $39,410 and $48,151, respectively. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations.

                                Monster Offers
                         (A Development Stage Company)
                       Notes to the Financial Statements


NOTE 3 - GOING CONCERN (Continued)

Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used for further development of the Company's services, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is devoting its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.


NOTE 4 - PROVISION FOR INCOME TAXES

For the years ended December 31, 2009 and 2008, the Company had a generated net operating income and had incurred net operating loss, respectively. Although the Company had net income during 2009, net operating losses have been reduced and no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At December 31, 2009 and 2008, the Company had approximately $39,410 and $48,151 of federal and state net operating losses, respectively. The net operating loss carryforwards, if not utilized, will begin to expire in 2027. The provision for income taxes consisted of the following components for the year ended December 31:

The components of the Company's deferred tax asset are as follows:

                                                  December 31,
                                                 2009        2008
                                             ------------------------
        Deferred tax assets:
          Net operating loss carryforwards      13,794      16,853
          Valuation allowance                  (13,794)    (16,853)
                                             ------------------------
            Total deferred tax assets        $      -0-  $      -0-
                                             ========================

                                Monster Offers
                         (A Development Stage Company)
                       Notes to the Financial Statements


NOTE 4 - PROVISION FOR INCOME TAXES (Continued)

The valuation allowance for deferred tax assets as of December 31, 2009 and 2008 was $13,794 and $16,853, respectively. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not the deferred tax assets would not be realized as of December 31, 2009 and 2008, and recorded a full valuation allowance.

Reconciliation between the statutory rate and the effective tax rate is as follows at December 31:

                                                    2009 & 2008
                                                    -----------
     Federal statutory tax rate                        (35.0)%
     Permanent difference and other                     35.0 %
                                                    -----------
                                                         0.0 %


NOTE 5 - RELATED PARTY TRANSACTIONS

For the years ended December 31, 2009 and 2008, the Company received $18,081 and $48,986, respectively, from customers in which one of the Company's shareholders had ownership or was an affiliate, for work performed by subcontractors who are also related parties. Thus, commissions from related parties represent most of the Company's revenue.

The Company does not lease or rent any property. Office services are provided without charge by a director. Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein. The officers and directors of the Company are involved in other business and may, in the future, become involved in other business opportunities.
If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

                                Monster Offers
                         (A Development Stage Company)
                       Notes to the Financial Statements


NOTE 6 - CONCENTRATION OF CREDIT RISKS

Cash Balances
-------------
The Company maintains its cash in various financial institutions in the United States. Balances maintained are insured by the Federal Deposit Insurance Corporation (FDIC). This government corporation insured balances up to $100,000 through October 13, 2008. As of October 14, 2008 all non-interest bearing transaction deposit accounts at an FDIC-insured institution, including all business checking deposit accounts that do not earn interest, are fully insured for the entire amount in the deposit account. This unlimited insurance coverage is temporary and will remain in effect for participating institutions until December 31, 2009. All other deposit accounts at FDIC-insured institutions are insured up to at least $250,000 per depositor until December 31, 2013.


NOTE 7 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events through April 13, 2010, the date which the financial statements were available to be issued. The Company has determined that there were no such events that warrant disclosure or recognition in the financial statements.

Item 9. Changes in and Disagreements With Accountants On Accounting and Financial Disclosure.

None.

Item 9A(T). Controls and Procedures.

Evaluation of disclosure controls and procedures
------------------------------------------------

Management is committed to maintaining disclosure controls and procedures that are designed to ensure that information required to be disclosed in its Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to its management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

As required by Rule 13a-15(b) of the Exchange Act, we must carry out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of each fiscal quarter, under the supervision and with the participation of its management, including its Chief Executive Officer and the Chief Financial Officer, who is also the sole member of our Board of Directors, to provide reasonable assurance regarding the reliability of financial reporting and the reparation of the financial statements in accordance with U. S. generally accepted accounting principles.

Management, including the chief executive officer and chief financial officer, does not expect that the Company's disclosure controls and internal controls will prevent all error and all fraud. Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable, not absolute, assurance that the objectives of the control system are met and may not prevent or detect misstatements. Further, over time, control may become inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate.

With the participation of the chief executive officer and chief financial officer, our management evaluated the effectiveness of the Company's internal control over financial reporting as of December 31, 2009 based upon the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the assessment performed using the criteria established by COSO, management has concluded that the Company maintained ineffective internal control over financial reporting in the following areas:

1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures;

2) inadequate segregation of duties consistent with control objectives;

3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and

The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of December 31, 2009.

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

(b)  Management's Remediation Initiatives
-----------------------------------------

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

(c)  Changes in internal controls over financial reporting
----------------------------------------------------------

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


Name                      Age                 Position
-------------             ---                 ------------------------------
Jonathan W. Marshall      44                  Chairman and President
----------------------------------------------------------------------------

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

Biography of Jonathan W. Marshall
---------------------------------

2009-Present    VeritasDigitalStudios.com, Founder, a full service digital advertising agency, based in Panama City, Panama

2007-2008       Speedshape.com, VP Client Services, Detroit/LA.  A digital asset management and 3D production company. Speedshape provides 3D assets for TV and Print.

2004-2006       EducationConnection.com, VP Marketing, Boca Raton, Fl.  An
                Online/TV lead generation company for colleges.

2002-2003       Russell Simmons Beverage Company, Executive VP Advertising,
                New York. Russell Simmons Beverage Company was a soft drink and healthy water company. The Company was sold to Interbru of Belgium.

2001-2001       ClickPath Media, President, Newport each, CA., a full service digital advertising agency.

1998-2001       PayPro Resources, VP Marketing, Anaheim, CA.  PayPro was a
                payroll, HR and Benefits company.

1988-1998       Haus of Design/Planet Access, President, Costa Mesa, CA.
                Founder of these advertising agencies between 1988 and 1995.
                They were digital advertising studios that specialized in web development and multimedia.

EDUCATION

California State University/Communications, Advertising - Bachelors Degree Fluent in Spanish

Mr. Marshall does not devote all of his time to our operations. He is involved in other activities. Mr. Marshall currently devotes approximately 20-30 hours per week to company matters. We have not formulated a plan to resolve any possible conflict of interest with his other business activities. Mr. Marshall intends to limit his role in his other activities and devote more of his time to the Company after we attain a sufficient level of revenues to support him full time.


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

Board of Directors
------------------

Our board of directors currently consists of one member, Mr. Jonathan W. Marshall. Our directors serve one-year terms.

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

     (8) The nominating committee's process for identifying and evaluation of nominees for director, including nominees recommended by security holders, is to find qualified persons willing to serve with clean backgrounds. There are no differences in the manner in which the nominating committee evaluates nominees for director based on whether the nominee is recommended by a security holder, or found by the board.

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


Nevada Anti-Takeover Law and Charter and By-law Provisions
----------------------------------------------------------

The anti-takeover provisions of Sections 78.411 through 78.445 of the Nevada Corporation Law apply to Monster Offers Section 78.438 of the Nevada law prohibits the Company from merging with or selling more than 5% of our assets or stock to any shareholder who owns or owned more than 10% of any stock or any entity related to a 10% shareholder for three years after the date on which the shareholder acquired the Monster Offers shares, unless the transaction is approved by Monster Offers' Board of Directors. The provisions also prohibit the Company from completing any of the transactions described in the preceding sentence with a 10% shareholder who has held the shares more than three years and its related entities unless the transaction is approved by our Board of Directors or a majority of our shares, other than shares owned by that 10% shareholder or any related entity. These provisions could delay, defer or prevent a change in control of Monster Offers.

Item 11.  Executive Compensation

The following table sets forth summary compensation information for the fiscal year ended December 31, 2009 for our President and sole director.

Compensation
------------

As a result of the Company's current limited available cash, our officer or director no longer receives compensation. Our former officer/director received $33,000 compensation from February 23, 2007 (inception) of the company through December 31, 2008. Our current officer/director has not received any compensation. Monster Offers has no intention of paying any salaries at this time and we intend to pay salaries when cash flow permits.


SUMMARY COMPENSATION TABLES
                         ----------------------------------------------------
                                        Annual Compensation
                         ----------------------------------------------------
     Name and       Year                           Stock        Option
Principal Position  End  Salary ($)   Bonus ($)   Awards ($)     Awards($)
-----------------------------------------------------------------------------
Jonathan W. Marshall
Director/President/
CFO/Secretary      2009   $    -0-     -0-         -0-              -0-

Nate Kaup
Former Director/
President/
CFO/Secretary      2008    33,000      -0-         -0-              -0-
                   2007       -0-      -0-         -0-              -0-

-----------------------------------------------------------------------------


                        Non-equity       Nonqualified    All
                        Incentive        Deferred        Other
Name and Principal Year Plan($)          Compensation    Compens-
     Position       End Compensation ($) Earnings($)     ation ($)   Total($)
-----------------------------------------------------------------------------
Jonathan W. Marshall
Director/President/
CFO/Secretary      2009 $-0-             -0-             -0-              -0-

Nate Kaup
Director/President/
CFO/Secretary      2008  -0-             -0-             -0-         $33,000
-----------------------------------------------------------------------------

We do not maintain key-man life insurance for our executive officer/ director. We do not have any long-term compensation plans or stock option plans.

Stock Option Grants
-------------------

We did not grant any stock options to the executive officer or director from inception through fiscal year end December 31, 2009.


Outstanding Equity Awards at 2009 Fiscal Year-End
-------------------------------------------------

We did not have any outstanding equity awards as of December 31, 2009.


Option Exercises for Fiscal 2009
--------------------------------

There were no options exercised by our named executive officer in fiscal 2009.


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

Director Compensation
---------------------

Our director was not paid any compensation during the fiscal year ending December 31, 2009. Our former director was paid a total of $33,000 in compensation during fiscal year ending December 31, 2008.


Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table presents information, to the best of our knowledge, about the ownership of our common stock on April 13, 2010 relating to those persons known to beneficially own more than 5% of our capital stock and by our named executive officer and sole director.

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

                                          AMOUNT AND
                                          NATURE OF
TITLE OF    NAME OF BENEFICIAL            BENEFICIAL         PERCENT OF
CLASS       OWNER AND POSITION            OWNERSHIP          CLASS(1)
-----------------------------------------------------------------------------
Common      Jonathan W. Marshall (2)      7,000,000             21.6%
            President

Common      Scott J. Gerardi (3)          7,000,000             21.6%
            Shareholder

Common      Powerhouse Development (4)   11,250,000             35.0%
            Shareholder
-----------------------------------------------------------------------------
DIRECTORS AND OFFICERS AS A GROUP
                     (1 person)           7,000,000             21.6%

(1)  Percent of Class based on 32,460,000 shares
(2) Jonathan W. Marshall, El Cangrego, Calle Eusebio A. Morales, Edificio Carpaz #2A, Panama City, Panama. On December 19, 2009, Jonathan W Marshall purchased 1,500,000 shares in a private transaction from three independent non affiliated shareholders.
(3)  Scott J. Gerardi, 6281 Pale Pavilion Ave, Las Vegas, NV  89139
(4) Powerhouse Development, a Panamanian Corporation, Box 832-0816, World Trade Center, Panama City Panama, these shares are being held by this corporation for the benefit of the employees and contractors of the Company.
-----------------------------------------------------------------------------

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

Through a Board Resolution, the Company hired the professional services of De Joya Griffith & Company, LLC, Certified Public Accountants & Consultants, to perform an audit of the financials for the Company. De Joya Griffith & Company, LLC owns no stock in the Company. The company has no formal contract with its accountants, and they are paid on a fee for service basis.

Item 14. Principal Accountant Fees and Services.

De Joya Griffith & Company, LLC served as our principal independent public accountants for the fiscal year ending December 31, 2009. Aggregate fees billed to us for the years ended December 31, 2009 and 2008 were as follows:


                                                         For the Years Ended
                                                              December 31,
                                                         -------------------
                                                            2009      2008
                                                         -------------------
(1) Audit Fees(1)                                          $6,250    $9,000
(2) Audit-Related Fees                                       -0-       -0-
(3) Tax Fees                                                 -0-       -0-
(4) All Other Fees                                           -0-       -0-

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


Audit Committee Policies and Procedures
---------------------------------------

We do not have an audit committee; therefore our sole director pre-approves all services to be provided to us by our independent auditor. This process involves obtaining (i) a written description of the proposed services, (ii) the confirmation of our Principal Accounting Officer that the services are compatible with maintaining specific principles relating to independence, and
(iii) confirmation from our securities counsel that the services are not among those that our independent auditors have been prohibited from performing under SEC rules. Our sole director then makes a determination to approve or disapprove the engagement of De Joya Griffith & Company, LLC for the proposed services. In the fiscal year ending December 31, 2009, all fees paid to De Joya Griffith & Company, LLC were unanimously pre-approved in accordance with this policy.

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

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules.


The following information required under this item is filed as part of this report:

(a) 1. Financial Statements

                                                                     Page
                                                                     ----
Management's Report on Internal Control Over Financial Reporting       30
Report of Independent Registered Public Accounting Firm               F-1
Balance Sheets                                                        F-2
Statements of Operations                                              F-3
Statements of Stockholders' Equity (Deficit)                          F-4
Statements of Cash Flows                                              F-5

(b) 2. Financial Statement Schedules

None.

(c) 3. Exhibit Index
                                                 Incorporated by reference
                                                 -------------------------
                                        Filed          Period           Filing
Exhibit       Exhibit Description     herewith  Form   ending  Exhibit   date
-------------------------------------------------------------------------------
 3.1       Articles of Incorporation,            SB-2           3.1  01/15/2008
           as currently in effect
-------------------------------------------------------------------------------
 3.2       Bylaws                                SB-2           3.2  01/15/2008
           as currently in effect
-------------------------------------------------------------------------------
 3.3       Amended Articles of                   SB-2           3.3  01/15/2008
           Incorporation as currently
           in effect.
-------------------------------------------------------------------------------
23.1       Consent Letter from De Joya    X
           Griffith & Company, LLC
-------------------------------------------------------------------------------
31.1       Certification of President     X
           and Principal Financial
           Officer, pursuant to Section
           302 of the Sarbanes-Oxley
           Act
-------------------------------------------------------------------------------
31.2       Certification of President     X
           and Principal Financial
           Officer, pursuant to Section
           906 of the Sarbanes-Oxley
           Act
-------------------------------------------------------------------------------

                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

      Monster Offers
--------------------------
        Registrant

By: /s/ Jonathan W. Marshall
    ---------------------------
        Jonathan W. Marshall
        Chief Executive Officer
        and Director

Date:  April 13, 2010
       --------------

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities and on the dates indicated have signed this report below.


By: /s/ Jonathan W. Marshall
    --------------------------------
        Jonathan W. Marshall
        President, Secretary,
        Treasurer and Director
        (Principal Executive,
        Principal Financial and
        Principal Accounting Officer)


Date:  April 13, 2010
       --------------