Form 10-Q
period 2010-03-31
Monster Offers
filed 2010-05-17
CIK 1423746

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

                For the quarterly period ended March 31, 2010

                                       OR

          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ______ to ______

                        Commission file number   000-53266

                                MONSTER OFFERS
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Nevada                                          26-1548306
- -------------------------------                           -------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification No.)

                    El Cangrego, Calle Eusebio A. Morales
                  Edificio Carpaz #2A, Panama City, Panama
              ---------------------------------------------------
               (Address of principal executive offices)(Zip Code)
         Issuer's telephone number, including area code: 011-507-6679-6419

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

Indicate by check mark whether the registrant is a shell company (as defined
in Rule 12b-2 of the Exchange Act).     Yes |_| No |X|

As of May 17, 2010, the registrant's outstanding common stock consisted of 32,460,000 shares, $0.001 par value. Authorized - 75,000,000 shares.

                              Table of Contents
                                Monster Offers
                              Index to Form 10-Q
               For the Quarterly Period Ended March 31, 2010


Part I.  Financial Information

                                                                        Page
Item 1.  Financial Statements

   Balance Sheets                                                        3

   Statements of Operations                                              4

   Statements of Cash Flows                                              5

   Notes to Financial Statements                                         6

Item 2.  Management's Discussion and Analysis of Financial Condition
   and Results of Operations                                             14

Item 3.  Quantitative and Qualitative Disclosures About Market Risk      20

Item 4T. Controls and Procedures                                         20

Part II  Other Information

Item 1.  Legal Proceedings                                               23

Item 1A.  Risk Factors                                                   23

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds     23

Item 3 -- Defaults Upon Senior Securities                                23

Item 4 -- Submission of Matters to a Vote of Security Holders            23

Item 5 -- Other Information                                              23

Item 6.  Exhibits                                                        24

Signatures                                                               25


Part I.  Financial Information

Item 1.  Financial Statements

                                 Monster Offers
                          (A Development Stage Company)
                                 Balance Sheets

                                                   March 31,    December 31,
                                                     2010           2009
                                                  (Unaudited)     (Audited)
                                                 -------------  -------------
                                    ASSETS
  Current assets
    Cash and equivalents                         $      2,976   $     18,190
    Accounts receivable                                64,178          2,235
                                                 -------------  -------------
  Total current assets                                 67,154         20,425
                                                 -------------  -------------
TOTAL ASSETS                                     $     67,154   $     20,425
                                                 =============  =============

                LIABILITIES AND STOCKHOLDERS' EQUITY

  Current liabilities
    Accounts payable                                    1,375          1,350
                                                 -------------  -------------
  Total current liabilities                             1,375          1,350

  Stockholders' equity
    Common stock, $0.001 par value, 75,000,000
      shares authorized, 32,460,000 and
      32,460,000 shares issued and outstanding
      as of 3/31/10 and 12/31/09, respectively         32,460         32,460
    Additional paid-in capital                         27,025         27,025
    Subscription receivable                                 -         (1,000)
    Retained earnings (deficit) accumulated during
    development stage                                   6,294        (39,410)
                                                 -------------  -------------
  Total stockholders' equity                           65,779         19,075
                                                 -------------  -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
                                                 $     67,154   $     20,425
                                                 =============  =============


   The accompanying notes are an integral part of these financial statements.

                                 Monster Offers
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)

                          For the three   For the three    February 23, 2007,
                          months ended    months ended       (inception) to
                            March 31,       March 31,           March 31,
                              2010            2009                2010
                        ----------------  ----------------  ----------------
REVENUES
  Commission Revenue    $             -   $             -   $           527
  Commission Revenue -
    Related party                     -           150,600           316,895
  Services                       65,000                 -            65,000
                        ----------------  ----------------  ----------------
Total Revenues                   65,000           150,600           382,422

Cost of goods
  Commission paid-
    Related party                     -           125,120           249,828
                        ----------------  ----------------  ----------------
Gross Profit            $        65,000   $        25,480   $       132,594

EXPENSES
  Advertising                         -                 -            20,908
  Audit fees                          -                 -            15,250
  Expenses of spinoff                 -                 -             5,610
  General & Administrative       19,271             2,695            85,104
  Professional fees                  25                 -             6,038
  Officer compensation                -                 -            33,000
                        ----------------  ----------------  ----------------
Total expenses                   19,296             2,695           165,910
                        ----------------  ----------------  ----------------

INCOME (LOSS)
FROM OPERATIONS                  45,704            22,785           (33,316)
                        ----------------  ----------------  ----------------

OTHER INCOME
  Debt forgiveness                    -                 -             5,610
  Refund of expense                   -                 -            34,000
                        ----------------  ----------------  ----------------

Total other income                    -                 -            39,610
                        ----------------  ----------------  ----------------


NET INCOME              $        45,704   $        22,785   $         6,294
                        ================  ================  ================

NET EARNINGS
PER SHARE-basic          $          0.00   $          0.00
& diluted                ================  ================

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING -
BASIC AND DILUTED           32,460,000        18,960,000
                        ================  ================


  The accompanying notes are an integral part of these financial statements.

                                 Monster Offers
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)


                          For the three   For the three    February 23, 2007,
                           months ended    months ended       (inception) to
                             March 31,      March 31,           March 31,
                               2010            2009               2010
                        ----------------  ----------------  ----------------
OPERATING ACTIVITIES
Net income              $        45,704   $        22,785   $         6,294
Adjustments to
 reconcile net income
 to net cash used
 by operating activities:
   Increase
     in accounts
     receivable                 (61,943)                -           (64,178)
   Increase in
     accounts payable                25                 -             1,375
   (Increase) in
     prepaid expense                  -            (5,500)                -
                        ----------------  ----------------  ----------------
Net cash used by
  operating activities          (16,214)           17,285           (56,509)

FINANCING ACTIVITIES
 Proceeds from
  Issuance of common stock        1,000                 -            58,500
  Contributed capital                 -                 -               985
                        ----------------  ----------------  ----------------
Net cash provided by
  financing activities            1,000                 -            59,485
                        ----------------  ----------------  ----------------

NET CHANGE IN CASH              (15,214)           17,285             2,976

CASH AND CASH EQUIVALENTS -
  BEGINNING OF PERIOD            18,190             6,469                 -
                        ----------------  ----------------  ----------------

CASH AND CASH EQUIVALENTS -
  END OF PERIOD         $         2,976   $        23,754   $         2,976
                        ================  ================  ================

SUPPLEMENTAL DISCLOSURES:
  Interest paid                  $          -   $          -   $          -
  Income taxes paid              $          -   $          -   $          -
  Non-cash transactions          $          -   $          -   $          -


  The accompanying notes are an integral part of these financial statements.

                                 Monster Offers
                          (A Development Stage Company)
                        Notes to the Financial Statements
                                 March 31, 2010
                                  (Unaudited)


NOTE 1 - FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2010 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2009 audited financial statements. The results of operations for the periods ended March 31, 2010 are not necessarily indicative of the operating results for the full year.


NOTE 2 - GOING CONCERN

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. Although the Company has recognized total revenues of $382,422 with gross profits of $132,594, the Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used for further development of the Company's products, to provide financing for marketing and promotion and for other working capital purposes. While the Company is putting forth its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

                                 Monster Offers
                          (A Development Stage Company)
                        Notes to the Financial Statements
                                 March 31, 2010
                                  (Unaudited)


NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES

The relevant accounting policies are listed below.

Basis of Accounting
-------------------
The basis is United States generally accepted accounting principles.

Cash and Cash Equivalents
-------------------------
The Company considers all short-term investments with a maturity of three months or less at the date of purchase to be cash equivalents.

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

Advertising
-----------
Advertising costs are expensed when incurred. The Company incurred advertising expenses of $0 and $0 for the months ended March 31, 2010 and 2009, respectively. For the period since inception on February 23, 2007 through the period ended March 31, 2010, the Company has incurred advertising expenses of $20,908.

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

Year end
--------
The Company's fiscal year-end is December 31.

                                 Monster Offers
                          (A Development Stage Company)
                        Notes to the Financial Statements
                                 March 31, 2010
                                  (Unaudited)


NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

                                 Monster Offers
                          (A Development Stage Company)
                        Notes to the Financial Statements
                                 March 31, 2010
                                  (Unaudited)


NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

                                 Monster Offers
                          (A Development Stage Company)
                        Notes to the Financial Statements
                                 March 31, 2010
                                  (Unaudited)


NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (Continued)
--------------------------------------------
In January 2010, the FASB issued Accounting Standards Update 2010-02, Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary. This amendment to Topic 810 clarifies, but does not change, the scope of current US GAAP. It clarifies the decrease in ownership provisions of Subtopic 810-10 and removes the potential conflict between guidance in that Subtopic and asset derecognition and gain or loss recognition guidance that may exist in other US GAAP. An entity will be required to follow the amended guidance beginning in the period that it first adopts FAS 160 (now included in Subtopic 810-10). For those entities that have already adopted FAS 160, the amendments are effective at the beginning of the first interim or annual reporting period ending on or after December 15, 2009. The amendments should be applied retrospectively to the first period that an entity adopted FAS 160. The Company does not expect the provisions of ASU 2010-02 to have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB issued Accounting Standards Update 2010-01, Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash (A Consensus of the FASB Emerging Issues Task Force). This amendment to Topic 505 clarifies the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a limit on the amount of cash that will be distributed is not a stock dividend for purposes of applying Topics 505 and 260. This update is effective for interim and annual periods ending on or after December 15, 2009, and would be applied on a retrospective basis. The Company does not expect the provisions of ASU 2010-01 to have a material effect on the financial position, results of operations or cash flows of the Company.

                                 Monster Offers
                          (A Development Stage Company)
                        Notes to the Financial Statements
                                 March 31, 2010
                                  (Unaudited)


NOTE 4 - STOCKHOLDERS' EQUITY (DEFICIT)

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

                                 Monster Offers
                          (A Development Stage Company)
                        Notes to the Financial Statements
                                 March 31, 2010
                                  (Unaudited)


NOTE 4 - STOCKHOLDERS' EQUITY (DEFICIT) (Continued)

The Company was a subsidiary of Tropical PC, Inc. On December 31, 2007, the record shareholders of Tropical PC, Inc. received a spin off dividend of one
(1) common share, par value $0.001, of Monster Offers common stock for every share of Tropical PC, Inc. common stock owned for a total 810,000 common shares issued. Of these 810,000 shares, 600,000 were returned to the Company and cancelled.

On December 31, 2007, the Company issued 7,500,000 shares of its common stock pursuant to a Regulation D 506 offering for $33,750 in cash.

On December 21, 2009, the Company authorized the sale of 13,500,000 unregistered restricted common shares in exchange for $13,500.

As of March 31, 2010 and March 31, 2009, the Company has 32,460,000 and 18,960,000 shares of its common stock issued and outstanding, respectively.


NOTE 5 - RELATED PARTY TRANSACTIONS

For the three months ended March 31, 2010 and 2009, the Company received
$0 and $150,600, respectively, from customers in which one of the Company's shareholders had ownership or was an affiliate, for work performed by subcontractors who are also related parties. Thus, commissions from related parties represent most of the Company's revenue.

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

                                 Monster Offers
                          (A Development Stage Company)
                        Notes to the Financial Statements
                                 March 31, 2010
                                  (Unaudited)


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

Critical Accounting Policies
----------------------------

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", included in our Annual report for the fiscal year ended December 31, 2009.

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


Results of Operations for the quarter ended March 31, 2010
----------------------------------------------------------

During the three months ended March 31, 2010, the Company had total revenues of $65,000 versus total revenues of $150,600 for the same period last year. The drop in revenues was accounted by management's decision to shift its business focus from online lead generation to building a base to offer social media commerce. For the three months ended March 31, 2010, the Company had a net income of $45,704 versus a net income of $22,785 for the same period last year. For the three months ending March 31, 2010, the Company experienced general and administrative expenses of $19,271 as compared to general and administrative expenses of $2,695 for the same period last year. Since the Company's inception, on February 23, 2007, the Company had net income of $6,294.

Revenues
--------

During the three month period ended March 31, 2010, the Company generated $65,000 in service revenues as compared to $150,600 in commission revenue from a related party for the same period last year. The drop in revenues was accounted by management's decision to shift its business focus from affiliate marketing to building it's social media commerce division. Management believes this decision will benefit the Company in the long-term. There can be no assurances that the Company can be profitable or that the Company will not incur operating losses in the future.


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


Going Concern
-------------

Going Concern - Although the Company has recognized total revenues of $382,422 with gross profits of $132,594, the Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangement and its ability to achieve and maintain profitable operations.
The financial statements have been prepared assuming the Company will continue to operate as a going concern which contemplates the realization of assets and the settlement of liabilities in the normal course of business. No adjustment has been made to the recorded amount of assets or the recorded amount or classification of liabilities which would be required if the Company were unable to continue its operations. (See Financial Footnote 2)


Summary of any product research and development that we will perform for the term of our plan of operation.
----------------------------------------------------------------------------

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


Significant changes in the number of employees
----------------------------------------------

As of March 31, 2010, we did not have any employees. We are dependent upon our sole officer and director for our future business development. As our operations expand we anticipate the need to hire additional employees, consultants and professionals; however, the exact number is not quantifiable at this time.


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

As a result of our the Company's current limited available cash, no officer or director received compensation through the three months ended March 31, 2010. No officer or director received stock options or other non-cash compensation since the Company's inception through March 31, 2010. The Company has no employment agreements in place with its officers. Nor does the Company owe its officers any accrued compensation, as the Officers agreed to work for the company at no cost, until the company can become profitable on a consistent Quarter-to-Quarter basis.

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

Critical Accounting Policies and Estimates
------------------------------------------

Revenue Recognition: We recognize revenue from product sales once all of the following criteria for revenue recognition have been met: pervasive evidence that an agreement exists; the services have been rendered; the fee is fixed and determinable and not subject to refund or adjustment; and collection of the amount due is reasonably assured.


Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.


Item 4T.  Controls and Procedures

(a)  Evaluation of Internal Controls and Procedures

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

As required by Rule 13a-15(b) of the Exchange Act, we must carry out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of each fiscal quarter, under the supervision and with the participation of its management, including its Chief Executive Officer and the Chief Financial Officer, who is also the sole member of our Board of Directors, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the financial statements in accordance with U. S. generally accepted accounting principles.

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

With the participation of the chief executive officer and chief financial officer, our management evaluated the effectiveness of the Company's internal control over financial reporting as of March 31, 2010 based upon the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the assessment performed using the criteria established by COSO, management has concluded that the Company maintained ineffective internal control over financial reporting in the following areas:

1) Lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures;

2) Inadequate segregation of duties consistent with control objectives;

3) Insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and

4) Ineffective controls over period end financial disclosure and reporting processes.

The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of March 31, 2010.

Management believes that the material weaknesses set forth in items (2),
(3) and (4) above did not have an effect on our financial results. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

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


Item 1A - Risk Factors

See Risk Factors set forth in Part I, Item 1A of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2009 and the discussion in Item 1, above, under "Liquidity and Capital Resources."


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

                                    Monster Offers
                                ------------------------
                                       Registrant

                                By: /s/ Jonathan W. Marshall
                                ------------------------------
                                 Name:  Jonathan W. Marshall
                                 Title: President/CFO/Director

Dated:  May 17, 2010
        ------------