Form 10-Q
period 2010-06-30
Monster Offers
filed 2010-08-23
CIK 1423746

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 2010

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

As of August 20, 2010, the registrant's outstanding common stock consisted of 32,460,000 shares, $0.001 par value. Authorized - 75,000,000 shares.

                              Table of Contents
                                Monster Offers
                              Index to Form 10-Q
                 For the Quarterly Period Ended June 30, 2010


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


Part I.  Financial Information

Item 1.  Financial Statements

                                 Monster Offers
                          (A Development Stage Company)
                                 Balance Sheets

                                                   June 30,     December 31,
                                                     2010           2009
                                                  (Unaudited)     (Audited)
                                                 -------------  -------------
                                    ASSETS
  Current assets
    Cash and equivalents                         $      3,260   $     18,190
    Accounts receivable                                64,280          2,235
                                                 -------------  -------------
  Total current assets                                 67,540         20,425
                                                 -------------  -------------
TOTAL ASSETS                                     $     67,540   $     20,425
                                                 =============  =============

                LIABILITIES AND STOCKHOLDERS' EQUITY

  Current liabilities
    Accounts payable                                    3,125          1,350
                                                 -------------  -------------
  Total current liabilities                             3,125          1,350

  Stockholders' equity
    Common stock, $0.001 par value, 75,000,000
      shares authorized, 32,460,000 and
      32,460,000 shares issued and outstanding
      as of 6/30/10 and 12/31/09, respectively         32,460         32,460
    Additional paid-in capital                         27,025         27,025
    Subscription receivable                                 -         (1,000)
    Retained earnings (deficit) accumulated during
    development stage                                   4,930        (39,410)
                                                 -------------  -------------
  Total stockholders' equity                           64,415         19,075
                                                 -------------  -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
                                                 $     67,540   $     20,425
                                                 =============  =============


   The accompanying notes are an integral part of these financial statements.

                                 Monster Offers
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)

                     For the three months     For the six months   Inception
                            ending                 ending         February 23,
                    ----------------------  ----------------------  2007) to
                     June 30,    June 30,    June 30,    June 30,   June 30,
                       2010        2009        2010        2009       2010
                    ----------  ----------  ----------  ----------  ----------
REVENUES
 Commission Revenue $     250   $       -   $     250   $       -   $     777
 Commission Revenue -
    Related party       2,602      98,750       2,602     249,350     319,497
 Services               9,250           -      74,250           -      74,250
                    ----------  ----------  ----------  ----------  ----------
Total Revenues         12,102      98,750      77,102     249,350     394,524

Cost of goods
  Commission paid-
    Related party           -     113,829           -     238,949     249,828
                    ----------  ----------  ----------  ----------  ----------
Gross Profit           12,102     (15,079)     77,102      10,401     144,696

EXPENSES
  Advertising               -           -           -           -      20,908
  Audit fees            1,750       3,500       1,750       3,500      17,000
  Expenses of spinoff       -           -           -           -       5,610
  General &
    Administrative      4,042       2,453      23,312       5,148      89,145
  Professional fees     7,675         100       7,700         100      13,713
  Officer compensation      -           -           -           -      33,000
                    ----------  ----------  ----------  ----------  ----------
Total expenses         13,467       6,053      32,762       8,748     179,376
                    ----------  ----------  ----------  ----------  ----------

INCOME (LOSS)
FROM OPERATIONS        (1,365)    (21,132)     44,340       1,653     (34,680)
                    ----------  ----------  ----------  ----------  ----------

OTHER INCOME
  Debt forgiveness          -       5,610           -       5,610       5,610
  Refund of expense         -           -           -           -      34,000
                    ----------  ----------  ----------  ----------  ----------

Total other income          -       5,610           -       5,610      39,610
                    ----------  ----------  ----------  ----------  ----------

NET INCOME (LOSS)   $  (1,365)  $ (15,522)  $  44,340   $   7,263   $   4,930
                    ==========  ==========  ==========  ==========  ==========

NET EARNINGS
PER SHARE-basic     $   (0.00)  $   (0.00)  $    0.00   $    0.00
& diluted           ==========  ==========  ==========  ==========

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING -
BASIC AND DILUTED   32,460,000  18,960,000  32,460,000  18,960,000
                    ==========  ==========  ==========  ==========

  The accompanying notes are an integral part of these financial statements.

                                 Monster Offers
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)


                           For the six     For the six         Inception
                           months ended    months ended  (February 23, 2007)
                             June 30,        June 30,          to June 30,
                               2010            2009               2010
                        ----------------  ----------------  ----------------
OPERATING ACTIVITIES
Net income              $        44,340   $         7,263   $         4,930
Adjustments to
 reconcile net income
 to net cash used
 by operating activities:
   (Increase)
     in accounts
     receivable                 (62,045)                -           (64,280)
   Increase (decrease) in
     accounts payable             1,775            (8,535)            3,125
   (Increase) in
     prepaid expense                  -            (2,000)                -
                        ----------------  ----------------  ----------------
Net cash used by
  operating activities          (15,930)           (3,272)          (56,225)

FINANCING ACTIVITIES
 Proceeds from
  Issuance of common stock        1,000                 -            58,500
  Contributed capital                 -                 -               985
                        ----------------  ----------------  ----------------
Net cash provided by
  financing activities            1,000                 -            59,485
                        ----------------  ----------------  ----------------

NET CHANGE IN CASH              (14,930)           (3,272)            3,260

CASH AND CASH EQUIVALENTS -
  BEGINNING OF PERIOD            18,190             6,469                 -
                        ----------------  ----------------  ----------------

CASH AND CASH EQUIVALENTS -
  END OF PERIOD         $         3,260   $         3,197   $         3,260
                        ================  ================  ================

SUPPLEMENTAL DISCLOSURES:
  Interest paid         $             -   $             -   $             -
  Income taxes paid     $             -   $             -   $             -
  Non-cash transactions $             -   $             -   $             -


  The accompanying notes are an integral part of these financial statements.

                                 Monster Offers
                          (A Development Stage Company)
                        Notes to the Financial Statements
                                 June 30, 2010
                                  (Unaudited)


NOTE 1 - FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2010 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2009 audited financial statements. The results of operations for the period ended June 30, 2010 are not necessarily indicative of the operating results for the full year.


NOTE 2 - GOING CONCERN

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. Although the Company has recognized total revenues of $394,524 with gross profits of $144,696, the Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used for further development of the Company's products, to provide financing for marketing and promotion and for other working capital purposes. While the Company is putting forth its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

                                 Monster Offers
                          (A Development Stage Company)
                        Notes to the Financial Statements
                                 June 30, 2010
                                  (Unaudited)


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

Advertising
-----------
Advertising costs are expensed when incurred. The Company incurred advertising expenses of $0 and $0 for the six months ended June 30, 2010 and 2009, respectively. For the period since inception on February 23, 2007 through the period ended June 30, 2010, the Company has incurred advertising expenses of $20,908.

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

Year end
--------
The Company's fiscal year-end is December 31.

                                 Monster Offers
                          (A Development Stage Company)
                        Notes to the Financial Statements
                                 June 30, 2010
                                  (Unaudited)


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

In February 2010, the FASB issued Accounting Standards Update 2010-09 (ASU 2010-09), Subsequent Events (Topic 855), amending guidance on subsequent events to alleviate potential conflicts between FASB guidance and SEC requirements. Under this amended guidance, SEC filers are no longer required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. This guidance was effective immediately and we adopted these new requirements for the period ended June 30, 2010. The adoption of this guidance did not have a material impact on our financial statements.

In March 2010, the FASB issued ASU No. 2010-11, "Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives" (codified within ASC 815 - Derivatives and Hedging). ASU 2010-11 improves disclosures originally required under SFAS No. 161. ASU 2010-11 is effective for interim and annual periods beginning after June 15, 2010. The adoption of ASU 2010-11 is not expected to have any material impact on our financial position, results of operations or cash flows.

                                 Monster Offers
                          (A Development Stage Company)
                        Notes to the Financial Statements
                                 June 30, 2010
                                  (Unaudited)


NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (Continued)
--------------------------------------------
In April 2010, the FASB issued ASU No. 2010-17, "Revenue Recognition - Milestone Method (Topic 605): Milestone Method of Revenue Recognition" (codified within ASC 605 - Revenue Recognition). ASU 2010-17 provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. ASU 2010-17 is effective for interim and annual periods beginning after June 15, 2010. The adoption of ASU 2010-17 is not expected to have any material impact on our financial position, results of operations or cash flows.


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

                                 Monster Offers
                          (A Development Stage Company)
                        Notes to the Financial Statements
                                 June 30, 2010
                                  (Unaudited)


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

On December 21, 2009, the Company authorized the sale of 13,500,000 unregistered restricted common shares in exchange for $13,500. $12,500 was received in December 2009, with a subscription receivable of $1,000 paid in January 2010.

As of June 30, 2010 and June 30, 2009, the Company has 32,460,000 and 18,960,000 shares of its common stock issued and outstanding, respectively.


NOTE 5 - RELATED PARTY TRANSACTIONS

For the six months ended June 30, 2010 and 2009, the Company received
$2,602 and $249,350, respectively, from customers in which one of the Company's shareholders had ownership or was an affiliate, for work performed by subcontractors who are also related parties. Thus, commissions from related parties represent most of the Company's revenue.

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

                                 Monster Offers
                          (A Development Stage Company)
                        Notes to the Financial Statements
                                 June 30, 2010
                                  (Unaudited)


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


Results of Operations for the quarter ended June 30, 2010
----------------------------------------------------------

During the three months ended June 30, 2010, the Company had total revenues of $12,102 versus total revenues of $98,750 for the same period last year. During the six months ended June 30, 2010, the Company had total revenues of $77,102 versus total revenues of $249,350 for the same period last year. The drop in revenues was accounted by management's decision to shift its business focus from affiliate marketing to social media commerce. Management believes, in the long term, this shift is in the best interest of the Company.

For the three months ended June 30, 2010, the Company had a net loss of $(1,365) versus a net loss of $(15,222) for the same period last year. For the three months ending June 30, 2010, the Company experienced general and administrative expenses of $4,042 as compared to general and administrative expenses of $2,453 for the same period last year. For the three months ending June 30, 2010, the Company expensed professional fees of $7,675 as compared to Professional fees of $100 for the same period and audit fees of $1,750 as compared to audit fees of $3,500 for the same period.

For the six months ended June 30, 2010, the Company had a net income of $44,340 versus a net income of $7,263 for the same period last year. For the six months ending June 30, 2010, the Company experienced general and administrative expenses of $23,312 as compared to general and administrative expenses of $5,148 for the same period last year. For the six months ending June 30, 2010, the Company expensed professional fees of $7,700 as compared to professional fees of $100 for the same period and audit fees of $1,750 as compared to audit fees of $3,500 for the same period.

Since the Company's inception, on February 23, 2007, the Company had net income of $4,930.

Revenues
--------

During the three month period ended June 30, 2010, the Company generated $12,102 in revenues as compared to $98,750 for the same period last year. During the six month period ended June 30, 2010, the Company generated $77,102 in revenues as compared to $249,350 for the same period last year. The drop in revenues was accounted by management's decision to shift its business focus from affiliate marketing to building a social media commerce division. Management believes this decision will benefit the Company in the long-term. There can be no assurances that the Company can be profitable or that the Company will not incur operating losses in the future.


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


Going Concern
-------------

Going Concern - Although the Company has recognized total revenues of $394,524 with gross profits of $144,696, the Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangement and its ability to achieve and maintain profitable operations. The financial statements have been prepared assuming the Company will continue to operate as a going concern which contemplates the realization of assets and the settlement of liabilities in the normal course of business. No adjustment has been made to the recorded amount of assets or the recorded amount or classification of liabilities which would be required if the Company were unable to continue its operations. (See Financial Footnote 2)

Summary of any product research and development that we will perform for the term of our plan of operation.
----------------------------------------------------------------------------

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


Significant changes in the number of employees
----------------------------------------------

As of June 30, 2010, we did not have any employees. We are dependent upon our sole officer and director for our future business development. As our operations expand we anticipate the need to hire additional employees, consultants and professionals; however, the exact number is not quantifiable at this time.


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

As a result of our Company's current limited available cash, no officer or director received compensation through the six months ended June 30, 2010. No officer or director received stock options or other non-cash compensation since the Company's inception through June 30, 2010. The Company has no employment agreements in place with its officers. Nor does the Company owe its officers any accrued compensation, as the Officers agreed to work for the company at no cost, until the company can become profitable on a consistent Quarter-to-Quarter basis.

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


Management's Report on Internal Control over Financial Reporting
----------------------------------------------------------------

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting, as defined in rules promulgated under the Exchange Act, is a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer and affected by our Board of Directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Internal control over financial reporting includes those policies and procedures that:

o pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

o provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and our Board of Directors; and

o provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements

Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable, not absolute, assurance that the objectives of the control system are met and may not prevent or detect misstatements. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process, and it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Further, over time control may become inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2010. In making its assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on its assessment, management has concluded that we had certain control deficiencies described below that constituted material weaknesses in our internal controls over financial reporting. As a result, our internal control over financial reporting was not effective as of June 30, 2010.

A "material weakness" is defined under SEC rules as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company's annual or interim financial statements will not be prevented or detected on a timely basis by the company's internal controls.

As a result of management's review of the investigation issues and results, and other internal reviews and evaluations that were completed after the end of quarter related to the preparation of management's report on internal controls over financial reporting required for this quarterly report on Form 10-Q/A, management concluded that we had material weaknesses in our control environment and financial reporting process consisting of the following:

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

We do not believe the material weaknesses described above caused any meaningful or significant misreporting of our financial condition and results of operations for the fiscal year ended December 31, 2009. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

Management Plan to Remediate Material Weaknesses
------------------------------------------------

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

Changes in Internal Control over Financial Reporting
----------------------------------------------------

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

Dated:  August 20, 2010
        ---------------