Form 10-Q
period 2010-09-30
Monster Offers
filed 2010-11-22
CIK 1423746

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2010

                                       OR

          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ______ to ______

                        Commission file number   000-53266

                                MONSTER OFFERS
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Nevada                                          26-1548306
-------------------------------                           -------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification No.)

                  4056 Valle Del Sol, Bonsall, CA  92003
                Mail Delivery - PO Box 1092, Bonsall, CA  92003
              ---------------------------------------------------
               (Address of principal executive offices)(Zip Code)
         Issuer's telephone number, including area code:  (760) 208-4905

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

As of November 22, 2010, the registrant's outstanding common stock consisted of 31,460,000 shares, $0.001 par value. Authorized - 75,000,000 shares.

                              Table of Contents
                                Monster Offers
                              Index to Form 10-Q
                 For the Quarterly Period Ended September 30, 2010


Part I.  Financial Information

                                                                        Page
Item 1.  Financial Statements

   Balance Sheets                                                         3

   Statements of Operations                                               4

   Statements of Cash Flows                                               5

   Notes to Financial Statements                                          6

Item 2.  Management's Discussion and Analysis of Financial Condition
   and Results of Operations                                             12

Item 3.  Quantitative and Qualitative Disclosures About Market Risk      19

Item 4T. Controls and Procedures                                         19

Part II  Other Information

Item 1.  Legal Proceedings                                               23

Item 1A.  Risk Factors                                                   23

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds     23

Item 3 -- Defaults Upon Senior Securities                                24

Item 4 -- Submission of Matters to a Vote of Security Holders            24

Item 5 -- Other Information                                              24

Item 6.  Exhibits                                                        25

Signatures                                                               26


Part I.  Financial Information

Item 1.  Financial Statements

                                 Monster Offers
                          (A Development Stage Company)
                                 Balance Sheets

                                                 September 30,   December 31,
                                                     2010           2009
                                                  (Unaudited)     (Audited)
                                                 -------------  -------------
                                    ASSETS
  Current assets
    Cash and equivalents                         $     17,993   $     18,190
    Accounts receivable                                65,794          2,235
                                                 -------------  -------------
  Total current assets                                 83,787         20,425
                                                 -------------  -------------

    Intangible- software                                8,000              -
                                                 -------------  -------------
TOTAL ASSETS                                     $     91,787   $     20,425
                                                 =============  =============

                  LIABILITIES AND STOCKHOLDERS' EQUITY

  Current liabilities
    Accounts payable                                    3,125          1,350
                                                 -------------  -------------
  Total current liabilities                             3,125          1,350

  Stockholders' equity
    Common stock, $0.001 par value, 75,000,000
      shares authorized, 31,460,000 and
      32,460,000 shares issued and outstanding
      as of 9/30/10 and 12/31/09, respectively         31,460         32,460
    Additional paid-in capital                         27,025         27,025
    Stock payable                                     190,918              -
    Subscription receivable                                 -         (1,000)
    Accumulated deficit during
    development stage                                (160,741)       (39,410)
                                                 -------------  -------------
  Total stockholders' equity                           88,662         19,075
                                                 -------------  -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
                                                 $     91,787   $     20,425
                                                 =============  =============


   The accompanying notes are an integral part of these financial statements.

                                 Monster Offers
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)

                     For the three months    For the nine months    Inception
                            ending                 ending         (February 23,
                    ----------------------  ----------------------  2007) to
                         September 30,           September 30,    September 30,
                       2010        2009        2010        2009       2010
                    ----------  ----------  ----------  ----------  ----------
REVENUES
 Commission Revenue $       -   $       -   $     250   $       -   $     777
 Commission Revenue -
    Related party         500      12,799       3,102     262,149     319,996
 Services              19,014           -      93,264           -      93,264
                    ----------  ----------  ----------  ----------  ----------
Total revenues         19,514      12,799      96,616     262,149     414,037

Cost of goods
  Commission paid-
    Related party           -      10,878           -     249,827     249,828
                    ----------  ----------  ----------  ----------  ----------
Gross Profit           19,514       1,921      96,616      12,322     164,209

EXPENSES
  Advertising             200           -         200           -      21,108
  Audit fees                -       1,000       1,750       4,500      17,000
  Expenses of spinoff       -           -           -           -       5,610
  General &
    Administrative      2,216       2,833      25,529       7,981      91,361
  Professional fees         -           -       7,700           -      13,713
  Officer compensation      -           -           -           -      33,000
  Consulting services 182,768           -     182,768           -     182,768
                    ----------  ----------  ----------  ----------  ----------
Total expenses        185,184       3,833     217,947      12,481     364,560
                    ----------  ----------  ----------  ----------  ----------

INCOME (LOSS)
FROM OPERATIONS     (165,670)     (1,912)    (121,331)       (159)   (200,351)
                    ----------  ----------  ----------  ----------  ----------

OTHER INCOME
  Debt forgiveness          -           -           -       5,610       5,610
  Refund of expense         -           -           -           -      34,000
                    ----------  ----------  ----------  ----------  ----------

Total other income          -           -           -       5,610      39,610
                    ----------  ----------  ----------  ----------  ----------

NET INCOME (LOSS)   $(165,670)  $  (1,912)  $(121,331)   $   5,451   $(160,741)
                    ==========  ==========  ==========  ==========  ==========

NET EARNINGS
PER SHARE-basic     $   (0.01)  $   (0.00)  $   (0.00)  $    0.00
& diluted           ==========  ==========  ==========  ==========

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING -
BASIC AND DILUTED   31,932,527  18,960,000  32,283,529  18,960,000
                    ==========  ==========  ==========  ==========

  The accompanying notes are an integral part of these financial statements.

                                 Monster Offers
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)


                           For the nine    For the nine        Inception
                           months ended    months ended  (February 23, 2007)
                          September 30,   September 30,    to September 30,
                               2010            2009               2010
                        ----------------  ----------------  ----------------
OPERATING ACTIVITIES
Net income (loss)       $      (121,331)   $         5,451   $      (160,741)
Adjustments to
 reconcile net income
 to net cash used
 by operating activities:
    Consulting
      compensation               182,768                 -           182,768
   (Increase)
     in accounts
     receivable                 (63,559)             (850)          (65,794)
   Increase (decrease) in
     accounts payable             1,775            (8,635)            3,125
   (Increase) in
     prepaid expense                  -            (1,000)                -
                        ----------------  ----------------  ----------------
Net cash used by
  operating activities             (347)           (5,034)          (40,642)

FINANCING ACTIVITIES
 Proceeds from
  Issuance of common stock            -                 -            57,500
  Stock payable                     150                 -               150
  Contributed capital                 -                 -               985
                        ----------------  ----------------  ----------------
Net cash provided by
  financing activities              150                 -            58,635
                        ----------------  ----------------  ----------------

NET CHANGE IN CASH                 (197)           (5,034)           17,993

CASH AND CASH EQUIVALENTS -
  BEGINNING OF PERIOD            18,190             6,469                 -
                        ----------------  ----------------  ----------------

CASH AND CASH EQUIVALENTS -
  END OF PERIOD         $        17,993   $         1,435   $        17,993
                        ================  ================  ================

SUPPLEMENTAL DISCLOSURES:
  Interest paid         $             -   $             -   $             -
  Income taxes paid     $             -   $             -   $             -
  Non-cash Intangible
      Asset             $         8,000   $             -   $         8,000


  The accompanying notes are an integral part of these financial statements.

                                 Monster Offers
                          (A Development Stage Company)
                        Notes to the Financial Statements
                               September 30, 2010
                                  (Unaudited)


NOTE 1 - FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2010 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2009 audited financial statements. The results of operations for the period ended September 30, 2010 are not necessarily indicative of the operating results for the full year. The Company is a development stage company, as defined in FASB ASC 915 "Development Stage Entities."


NOTE 2 - GOING CONCERN

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has an accumulated deficit since inception of $160,741. Although the Company recognized total revenues of $414,037 with gross profits of $164,209, the Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used for further development of the Company's products, to provide financing for marketing and promotion and for other working capital purposes. While the Company is putting forth its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

                                 Monster Offers
                          (A Development Stage Company)
                        Notes to the Financial Statements
                               September 30, 2010
                                  (Unaudited)


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

Advertising
-----------
Advertising costs are expensed when incurred. The Company incurred advertising expenses of $200 and $0 for the nine months ended September 30, 2010 and 2009, respectively. For the period since inception on February 23, 2007 through the period ended September 30, 2010, the Company has incurred advertising expenses of $21,108.

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

Year end
--------
The Company's fiscal year-end is December 31.

                                 Monster Offers
                          (A Development Stage Company)
                        Notes to the Financial Statements
                               September 30, 2010
                                  (Unaudited)


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

Recent Accounting Pronouncements
--------------------------------

With the exception of those listed below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the nine months ended September 30, 2010, as compared to the recent accounting pronouncements described in our annual report on Form 10-K for the year ended December 31, 2009, that are of material significance, or have potential material significance, on our financial position, results of operations or cash flows.

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

                                 Monster Offers
                          (A Development Stage Company)
                        Notes to the Financial Statements
                               September 30, 2010
                                  (Unaudited)

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements
--------------------------------
In January 2010, the FASB issued Accounting Standards Update (ASU) 2010-6, "Improving Disclosures about Fair Value Measurements." This update requires additional disclosure within the roll forward of activity for assets and liabilities measured at fair value on a recurring basis, including transfers of assets and liabilities between Level 1 and Level 2 of the fair value hierarchy and the separate presentation of purchases, sales, issuances and settlements of assets and liabilities within Level 3 of the fair value hierarchy. In addition, the update requires enhanced disclosures of the valuation techniques and inputs used in the fair value measurements within Levels 2 and 3. The new disclosure requirements are effective for interim and annual periods beginning after December 15, 2009, except for the disclosure of purchases, sales, issuances and settlements of Level 3 measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010. As ASU 2010-6 only requires enhanced disclosures, the Company does not expect that the adoption of this update will have a material effect on its financial statements.


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

                                 Monster Offers
                          (A Development Stage Company)
                        Notes to the Financial Statements
                               September 30, 2010
                                  (Unaudited)

NOTE 4 - STOCKHOLDERS' EQUITY (DEFICIT)-(continued)

On December 21, 2009, the Company authorized the sale of 13,500,000 unregistered restricted common shares in exchange for $13,500. $12,500 was received in December 2009, with a subscription receivable of $1,000 paid in January 2010.

In August 2010, the Company reached a mutually agreeable understanding with a non-affiliated shareholder to cancel 1,000,000 unregistered common shares he owns. These unregistered restricted shares were issued in a private offering with the understanding that the shareholder would purchase these shares and provide technical expertise to the company. Since the services were not delivered to the company's satisfaction, it has been agreed that these 1,000,000 unregistered common shares will be canceled and returned to the Company.

On August 30, 2010, the Company authorized the issuance of 8,000,000 shares of restricted common stock, as per an Asset Exchange Agreement whereby an officer/director of the Company is to receive these shares of restricted common stock in exchange for cash of $8,000 and a computer software program called the Social Network Action Platform (SNAP). This software program was essential in order to launch the Company's website, www.monsteroffers.com. Until such time as the company can complete a thorough evaluation of the intangible acquired, as of September 30, 2010, the Company placed a nominal value on the software, based at par value $0.001 of the stock to be issued for this software. This may create an adjustment to the carrying value. Further, as of September 30, 2010, a stock payable of $8,000 has been recorded.

On September 1, 2010, the Company authorized the sale of 550,000 unregistered restricted common shares to three shareholders in exchange for entering into consulting agreements and cash of $550. The services of these consultants was necessary for the launch of the Company's website by integrating the recently acquired software into the site. A total fair value of $182,768 was placed by expensing the normal hourly rate charged by these consultants for the services rendered during the quarter. A stock payable of $182,768 has been recorded as of September 30, 2010, and a total of $150 was received from one consultant and has been reduced from total consulting expense.

As of September 30, 2010 and September 30, 2009, the Company has 31,460,000 and 18,960,000 shares of its common stock issued and outstanding, respectively.

                                 Monster Offers
                          (A Development Stage Company)
                        Notes to the Financial Statements
                               September 30, 2010
                                  (Unaudited)


NOTE 5 - RELATED PARTY TRANSACTIONS

For the nine months ended September 30, 2010 and 2009, the Company received $2,602 and $249,350, respectively, from customers in which one of the Company's shareholders had ownership or was an affiliate, for work performed by subcontractors who are also related parties. Thus, commissions from related parties represent most of the Company's revenue.

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

On August 5, 2010, the Company entered into an Asset Exchange Agreement whereby an officer/director of the Company received 8,000,000 shares of restricted common stock in exchange for cash of $8,000 and a computer software program called the Social Network Action Platform (SNAP). Until such time as the company can complete a thorough evaluation on this software, as of September 30, 2010, the Company placed a nominal value on the software, based at par value $0.001 of the stock to be issued for this software. Further, as of September 30, 2010, a stock payable of $8,000 has been recorded.


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

                                 Monster Offers
                          (A Development Stage Company)
                        Notes to the Financial Statements
                               September 30, 2010
                                  (Unaudited)


NOTE 7 - SUBSEQUENT EVENT

On or about November 9, 2010, the Company entered into an agreement with Asher Enterprises, Inc., a Delaware corporation, an accredited investor, whereby Asher Enterprises loaned the Company the aggregate principal amount of $53,000.00 together with any interest at the rate of eight percent (8%) per annum, until the maturity date of July 18, 2011. This Note may not be prepaid in whole or in part. If the Note is not paid in full with interest on the maturity date, the note holder has the right to convert this Note into restricted common shares of the Company. The conversion price shall equal the "Variable Conversion Price" (subject to equitable adjustments for stock splits, stock dividends or rights offerings by the Borrower). The "Variable Conversion Price" shall mean 61% multiplied by the Market Price (representing a discount rate of 39%). "Market Price" means the average of the lowest three (3) Trading Prices for the Common Stock during the ten (10) Trading Day period ending one Trading Day prior to the date the Conversion Notice is sent by the Holder to the Borrower via facsimile.

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

Monster Offers is an emerging online technology company specializing in social media commerce and advertising solutions for large Companies and Non Profit Organizations. Monster Offers serves as an online advertising agency specializing in digital production, social media commerce, and online lead generation. Potential customers include large advertisers, direct marketers, lead brokers, and advertising agencies seeking to increase brand impressions, sales, and customer contact through online marketing initiatives.

Our website is:  www.monsteroffers.com

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

On August 5, 2010, the Company entered into an Asset Exchange Agreement to acquire a one hundred (100%) percent ownership interest in the Intellectual Property Rights and Software known as the Social Network Action Platform (SNAP). Whereby an officer/director of the Company received 8,000,000 shares of restricted common stock in exchange for cash of $8,000 and the computer software. The SNAP platform allows the Company to quickly deploy internally branded social commerce initiatives and market similar private labeled licensing solutions to Fortune 1000 Companies and Non-Profit Organizations. Until such time as the company can complete a thorough evaluation on this software, as of September 30, 2010, the Company placed a nominal value on the software, based at par value $0.001 of the stock to be issued for this software. Further, as of September 30, 2010, a stock payable of $8,000 has been recorded.


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


Recent Event
------------

On November 7, 2010, the Company announced that is has executed an agreement with the National Development Institute to form the WORLD SHARE NONPROFIT ALLIANCE to better serve the social media networking needs of the charitable sector, both domestically and abroad.

The purpose of WORLD SHARE is to define, expand, and promote social media marketing to the nonprofit sector. Business and technology leaders from the largest and most tenured organizations will provide the nonprofit social media movement both energy and leadership as members of the WORLD SHARE's Advisory Council. Nonprofit Marketing Professionals will join WORLD SHARE to grow their skills set using the most current and highly effective social media campaign strategies and techniques.

The WORLD SHARE platform will be deployed first quarter 2011 at http://www.WSNPA.com.

Results of Operations for the quarter ended September 30, 2010
--------------------------------------------------------------

For the three months ending September 30, 2010, the Company experienced general and administrative expenses of $2,216 as compared to general and administrative expenses of $2,833 for the same period last year. For the three months ending September 30, 2010, the Company expensed advertising fees of $200 as compared to no advertising fees for the same period last year. For the three months ending September 30, 2010, the Company expensed consulting compensation of $182,768 as compared to no consulting compensation for the same period last year. Total expenses for the quarter ending September 30, 2010 were $185,184 versus $3,833 for the same period last year.

The increase in expenses for the period ending September 30, 2010 was primarily due to the issuance of 550,000 unregistered restricted common shares to three shareholders in exchange for entering into consulting agreements. The services of these consultants was necessary for the launch of the Company's website by integrating the recently acquired software into the site. A valuation of $182,768 was placed on these shares by expensing the normal hourly rate charged by these consultants for the services rendered during the quarter as contributed capital.

For the nine months ending September 30, 2010, the Company experienced general and administrative expenses of $25,529 as compared to general and administrative expenses of $7,981 for the same period last year. The increased general and administrative expenses represented the additional expenses as the company shifted its focus from affiliate marketing to social media commerce. Total expenses for the nine months ending
September 30, 2010 were $217,947 versus $12,481 for the same period last year.

For the three months ended September 30, 2010, the Company had $(165,670)
in loss from operations as compared to a loss from operations of $(1,912) for the same period last year. For the nine months ended September 30, 2010, the Company had a loss of $(121,331) from operations as compared to a loss from operations of $(159) for the same period last year.

Since the Company's inception, on February 23, 2007, the Company had a net loss of $(160,741).

Revenues
--------

During the three month period ended September 30, 2010, the Company generated $19,514 in revenues as compared to $12,799 for the same period last year. During the nine month period ended September 30, 2010, the Company generated $96,616 in revenues as compared to $262,149 for the same period last year. For the nine months ended September 30, 2010 and 2009, the Company received $2,602 and $249,350, respectively, from customers in which one of the Company's shareholders had ownership or was an affiliate, for work performed by subcontractors who are also related parties. Thus, commissions from related parties represent most of the Company's revenue. Management does not expect to receive any significant related party revenues through the end of its fiscal year. Additionally, the drop of revenues was accounted by management's decision to shift its business focus from affiliate marketing to building a social media commerce division. Management believes this decision will benefit the Company in the long-term. There can be no assurances that the Company can be profitable or that the Company will not incur operating losses in the future.

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


Going Concern
-------------

Going Concern - The Company has recognized an accumulated deficit since inception of $160,741. Although the Company has recognized total revenues of $414,037 with gross profits of $164,209, the Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. The financial statements have been prepared assuming the Company will continue to operate as a going concern which contemplates the realization of assets and the settlement of liabilities in the normal course of business. No adjustment has been made to the recorded amount of assets or the recorded amount or classification of liabilities which would be required if the Company were unable to continue its operations. (See Financial Footnote 2)

Summary of any product research and development that we will perform for the term of our plan of operation.
----------------------------------------------------------------------------

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

Significant changes in the number of employees
----------------------------------------------

As of September 30, 2010, we did not have any employees. We are dependent upon our sole officer and director for our future business development. As our operations expand we anticipate the need to hire additional employees, consultants and professionals; however, the exact number is not quantifiable at this time.


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

As of September 30, 2010, our current assets were $83,787 and our current liabilities were $3,125, resulting in a working capital of $80,662. As of September 31, 2010, our total assets were $91,787 compared to total assets of $20,425 as of December 31, 2009. Total assets as of September 30, 2010 consisted of $17,993 in cash, $65,794 in accounts receivable and $8,000 in intangible asset. As of September 30, 2010, our current liabilities were $3,125 compared to current liabilities of $1,350 as of December 31, 2009. Our current liabilities consisted of $3,125 in accounts payable.

Stockholders' equity increased from $19,075 as of December 31, 2009 to $88,662 as of September 30, 2010.

We have not generated positive cash flows from operating activities. For the nine months ended September 30, 2010, net cash flow used in operating activities was $347 compared to net cash flow used in operating activities of $5,034for the nine months ended September 30, 2009. Net cash flow used in operating activities during the nine month period ended September 30, 2010 consisted primarily of net loss of ($121,331) adjusted by $182,768 in consulting compensation, $63,559 increase in accounts receivable and $1,755 increase in accounts payable.

During the nine month periods ended September 30, 2010 and September 30, 2009, net cash flow provided from investing activities was $-0-.

During the nine month periods ended September 30, 2010 and September 30, 2009, net cash flow provided from financing activities was $150 and $0, respectively.

As a result of our Company's current limited available cash, no officer or director received compensation through the nine months ended September 30, 2010. No officer or director received stock options or other non-cash compensation since the Company's inception through September 30, 2010. The Company has no employment agreements in place with its officers, nor does the Company owe its officers any accrued compensation, as the Officers agreed to work for the company at no cost, until the company can become profitable on a consistent Quarter-to-Quarter basis.

On or about November 9, 2010, the Company entered into an agreement with Asher Enterprises, Inc., a Delaware corporation, an accredited investor, whereby Asher Enterprises loaned the Company the aggregate principal amount of $53,000 together with any interest at the rate of eight percent (8%) per annum, until the maturity date of July 18, 2011. This Note may not be prepaid in whole or in part. If the Note is not paid in full with interest on the maturity date, the note holder has the right to convert this Note into restricted common shares of the Company. The conversion price shall equal the "Variable Conversion Price" (subject to equitable adjustments for stock splits, stock dividends or rights offerings by the Borrower). The "Variable Conversion Price" shall mean 61% multiplied by the Market Price (representing a discount rate of 39%). "Market Price" means the average of the lowest three (3) Trading Prices for the Common Stock during the ten (10) Trading Day period ending one Trading Day prior to the date the Conversion Notice is sent by the Holder to the Borrower via facsimile.

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

Item 4T.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures
------------------------------------------------

Our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in rules and forms adopted by the SEC, and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

Management, with the participation of the Chief Executive Officer and the Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on such evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, our disclosure controls and procedures were not effective. Our disclosure controls and procedures were not effective because of the "material weaknesses" described below under "Management's report on internal control over financial reporting," which are in the process of being remediated as described below under "Management Plan to Remediate Material Weaknesses."

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

Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2010. In making its assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on its assessment, management has concluded that we had certain control deficiencies described below that constituted material weaknesses in our internal controls over financial reporting. As a result, our internal control over financial reporting was not effective as of September 30, 2010.

A "material weakness" is defined under SEC rules as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company's annual or interim financial statements will not be prevented or detected on a timely basis by the company's internal controls. As a result of management's review of the investigation issues and results, and other internal reviews and evaluations that were completed after the end of quarter related to the preparation of management's report on internal controls over financial reporting required for this quarterly report on Form 10-Q, management concluded that we had material weaknesses in our control environment and financial reporting process consisting of the following:

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

We do not believe the material weaknesses described above caused any meaningful or significant misreporting of our financial condition and results of operations for the quarter ending September 30, 2010. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

Management Plan to Remediate Material Weaknesses
------------------------------------------------

Management is pursuing the implementation of corrective measures to address the material weaknesses described below. In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

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

We believe the remediation measures described above will remediate the material weaknesses we have identified and strengthen our internal control over financial reporting. We are committed to continuing to improve our internal control processes and will continue to diligently and vigorously review our financial reporting controls and procedures. As we continue to evaluate and work to improve our internal control over financial reporting, we may determine to take additional measures to address control deficiencies or determine to modify, or in appropriate circumstances not to complete, certain of the remediation measures described above.


Changes in Internal Control over Financial Reporting
----------------------------------------------------

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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


Item 2 -- Unregistered Sales of Equity Securities and Use of Proceeds

In August 2010, the Company reached a mutually agreeable understanding with a non-affiliated shareholder to cancel 1,000,000 unregistered common shares he owns. These unregistered restricted shares were issued in a private offering with the understanding that the shareholder would purchase these shares and provide technical expertise to the company. Since the services were not delivered to the company's satisfaction, it has been agreed that these 1,000,000 unregistered common shares will be canceled and returned to the Company.

On August 30, 2010, Monster Offers issued 8,000,000 shares of its unregistered common stock to Mr. Paul Gain, manager of Prime Mover Global, LLC. in exchange for a one hundred (100%) percent ownership interest in the SNAP Software. The shares will be issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act. We believed that Section 4(2) was available because the offer and sale did not involve a public offering and there was not general solicitation or general advertising involved in the offer or sale.

Mr. Gain, is a financially sophisticated individual. Before he received these unregistered securities he was known to us and our management, through pre-existing business relationships, as a long standing business associate. We did not engage in any form of general solicitation or general advertising in connection with this transactions. Mr. Gain was provided access to all material information, which he requested and all information necessary to verify such information and was afforded access to our management in connection with this transaction. Mr. Gain acquired these securities for investment and not with a view toward distribution, acknowledging such
intent to us.  He understood the ramifications of his actions.   The shares
of common stock issued contained a legend restricting transferability absent registration or applicable exemption. Additionally, Mr. Gain has agreed to lock-up these shares for one-year.

On September 1, 2010, Monster Offers agreed to issue 550,000 shares of its unregistered common stock to Messrs. Stephen Hall (150,000 shares), Scott Wilcox (200,000 shares) and Paul West (200,000 shares) in exchange for their consulting services rendered and to be rendered to the Company. The shares will be issued pursuant to the exemption from registration provided by
Section 4(2) of the Securities Act. We believed that Section 4(2) was available because the offer and sale did not involve a public offering and there was not general solicitation or general advertising involved in the offer or sale. Messrs. Hall Wilcox and West was provided access to all material information, which he requested and all information necessary to verify such information and was afforded access to our management in connection with this transaction. They acquired these securities for investment and not with a view toward distribution, acknowledging such intent to us. The shares of common stock issued will contain a legend restricting transferability absent registration or applicable exemption.


Item 3 -- Defaults Upon Senior Securities

None.


Item 4 -- Submission of Matters to a Vote of Security Holders

None.


Item 5 -- Other Information

None.

Item 6 -- Exhibits

                                        Filed          Period           Filing
Exhibit       Exhibit Description     herewith  Form   ending  Exhibit   date
-------------------------------------------------------------------------------
 3.1       Articles of Incorporation,            SB-2          3.1   01/15/2008
           as currently in effect
-------------------------------------------------------------------------------
 3.2       Bylaws                                SB-2          3.2   01/15/2008
           as currently in effect
-------------------------------------------------------------------------------
 3.3       Amended Articles of                   SB-2          3.3   01/15/2008
           Incorporation as currently
           in effect.
-------------------------------------------------------------------------------
10.1       Asset Exchange Agreement by           8-K          10.1   09/02/2010
           and between Monster Offers and
           Prime Mover Global, LLC, dated
           August 5, 2010.
-------------------------------------------------------------------------------
10.2       Share Lock-Up Agreement with          8-K          10.2   09/02/2010
           Scott J. Gerardi dated,
           August 6, 2010.
-------------------------------------------------------------------------------
10.3       Share Lock-Up Agreement with          8-K          10.3   09/02/2010
           Powerhouse Development dated,
           August 6, 2010.
-------------------------------------------------------------------------------
10.4       Share Lock-Up Agreement with          8-K          10.4   09/02/2010
           Paul Gain dated, August 6, 2010.
-------------------------------------------------------------------------------
10.5       Share Lock-Up Agreement with          8-K          10.5   09/02/2010
           Jonathan W. Marshall, dated,
           August 6, 2010.
-------------------------------------------------------------------------------
31.1       Certification of President    X
           and Principal Financial
           Officer, pursuant to Section
           302 of the Sarbanes-Oxley
           Act
-------------------------------------------------------------------------------
32.1       Certification of President    X
           and Principal Financial
           Officer, pursuant to Section
           906 of the Sarbanes-Oxley
           Act
-------------------------------------------------------------------------------

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                    Monster Offers
                                ------------------------
                                       Registrant

                                By: /s/ Paul Gain
                                ------------------------------
                                 Name:  Paul Gain
                                 Title: Director and CEO
                                        Principal Executive, and
                                        Accounting Officer

Dated:  November 22, 2010
        -----------------