Form 10-K/A
period 2009-12-31
Monster Offers
filed 2010-11-24
CIK 1423746

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                Amendment No. 1 to
                                   FORM 10-K/A

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 2009

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________ to ____________

     Commission file number:  000-53266

                              Monster Offers
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Nevada                                          26-1548306
--------------------------------                           -------------------
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

The aggregate market value of the Company's common shares of voting stock held by non-affiliates of the Company at November 23, 2010, computed by reference to the $0.91 per-share price quoted on the OTC-BB was $6,561,100.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

As of November 23, 2010, the registrant's outstanding common stock consisted of 40,192,471 shares, $0.001 par value. Authorized - 75,000,000 shares.


DOCUMENTS INCORPORATED BY REFERENCE:

None.

Transitional Small Business Disclosure Format: Yes [ ] No [X]


                               Explanatory Note
                               ----------------

We are filing this Amendment No. 1 on Form 10-K/A for the year ended
December 31, 2009 filed with the U. S. Securities and Exchange Commission on April 14, 2010. We are filing this amendment for the purpose expanding our disclosure under Item 7 , entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations;" providing corrected information concerning our Controls and Procedures under Item 9A; adding clarification of stock ownership under Item 12, entitled "Security Ownership of Certain Beneficial Owners;" and providing additional disclosure under
Item 13, entitled "Certain Relationships and Related Transactions."

Unless otherwise expressly stated, this Amendment No. 1 does not reflect events occurring after the filing of the original Form 10-K, or modify or update in any way disclosures contained in the original Form 10-K.



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


                            FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements. These forward-looking statements represent our expectations or beliefs concerning future events, and it is possible that the results described in this annual report will not be achieved. These forward-looking statements can generally be identified by the use of statements that include words such as "estimate," "project," "believe," "expect," "anticipate," "intend," "plan," "foresee," "likely," "will," "goal," "target" or other similar words or phrases. All forward-looking statements are based upon information available to us on the date of this annual report.

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

Item 1A. Risk Factors.

                      Risk Factors Relating to Our Company
                      ------------------------------------

1. SINCE WE ARE A DEVELOPMENT STAGE COMPANY, THERE ARE NO ASSURANCES THAT OUR BUSINESS PLAN WILL EVER BE SUCCESSFUL.

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


10.  WE MAY NOT EVER PAY CASH DIVIDENDS.

The Company has not paid any cash dividends on the Common Shares to date, and there can be no guarantee that the Company will be able to pay cash dividends on the Common Shares in the foreseeable future. Initial earnings that the Company may realize, if any, will be retained to finance the growth of the Company. Any future dividends, of which there can be no guarantee, will be directly dependent upon earnings of the Company, its financial requirements and other factors that are not determined. (See "CAPITALIZATION")


11. WE ARE SUBJECT TO GOVERNMENT REGULATION AS APPLIED TO INTERNET COMMUNICATIONS, WHICH COULD INCREASE OUR COMPLIANCE COSTS.

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

15. SECURITY AND PRIVACY BREACHES COULD SUBJECT US TO LITIGATION AND LIABILITY AND DETER CONSUMERS FROM USING OUR NETWORK WHICH WILL HAVE AN ADVERSE AFFECT ON OUR BUSINESS RESULTS.

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

19. ALTHOUGH OUR STOCK IS LISTED ON THE OTC-BB, A TRADING MARKET HAS NOT DEVELOPED, PURCHASERS OF OUR SECURITIES MAY HAVE DIFFICULTY SELLING THEIR SHARES AND FIND OUR SHARES TO BE ILLIQUID.

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

21. IF WE FAIL TO IMPLEMENT EFFECTIVE INTERNAL CONTROLS REQUIRED BY THE SARBANES-OXLEY ACT OF 2002, TO REMEDY ANY MATERIAL WEAKNESSES IN OUR INTERNAL CONTROLS THAT WE MAY IDENTIFY, SUCH FAILURE COULD RESULT IN MATERIAL MISSTATEMENTS IN OUR FINANCIAL STATEMENTS, CAUSE INVESTORS TO LOSE CONFIDENCE IN OUR REPORTED FINANCIAL INFORMATION AND HAVE A NEGATIVE EFFECT ON THE TRADING PRICE OF OUR COMMON STOCK.

Section 404 of the Sarbanes-Oxley Act of 2002 requires management of public companies to develop and implement internal controls over financial reporting and evaluate the effectiveness thereof.

During our assessment of the effectiveness of our disclosure controls and procedures and internal controls over financial reporting as of December 31, 2009, our management identified material weaknesses. We found that our accounting staff lacked sufficient accounting skills and experience necessary to fulfill our public reporting obligations according to accounting principles generally accepted in the United States and the SEC's rules and regulations. We also lack qualified resources to perform our internal audit functions properly. In addition, we have not yet fully developed the scope and effectiveness of our internal audit function.

Any failure to complete our assessment of our internal controls over financial reporting, to remediate any material weaknesses that we may identify, including those identified above, or to implement new or improved controls, or difficulties encountered in their implementation, could harm our operating results, cause us to fail to meet our reporting obligations or result in material misstatements in our financial statements. Inadequate disclosure controls and procedures and internal controls over financial reporting could also cause investors to lose confidence in our public disclosures and reported financial information, which could have a negative effect on the trading price of our common stock.

Further, because some members of our management team have limited or no experience operating a publicly-traded company, we may need to recruit, hire, train other personnel to develop and implement appropriate internal controls and reporting procedures. This may be time consuming, difficult and costly for us.

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

Results of Operations for the year ended December 31, 2009
----------------------------------------------------------

During the twelve month period ended December 31, 2009, the Company generated $267,909 in total revenues versus $49,513 for the same period last year. These revenues were a result of our services in the development of advertising campaigns used to market products and/or services through the internet. The revenues of $267,909 were reduced by cost of goods of $249,828, in commission paid to a related party. During the twelve month period ended December 31, 2009, the Company generated $18,081 in gross profits versus $49,513 for the same period last year. Gross profits were adversely affected due to the payment of commissions paid to a related party, where as no commissions were paid last year. During the year ending December 31, 2009, the Company had a net income of $8,741 versus a net loss of $(41,556) for the same period last year.

Expenses
--------

The Company's expenses for the year ending December 31, 2009 were $14,950 versus expenses of $125,069 for the same period last year. For the year ending December 31, 2009, the company had no advertising expenses as compared to $20,908. This was due to a decision by management to eliminate its advertising costs as the Company builds its infrastructure and software programs. Audit fees were reduced to $6,250 for the year ending December 31, 2009 versus $9,000 for the same period last year. Last year, the Company change auditors and the $9,000 audit fees reflected payment to two different auditors. General and administrative expenses dropped to $8,100 for the year ending December 31, 2009 versus $56,748 for the same period last year. This relates to management's decision to cut all promotional costs so that the Company could utilize its resources to build its infrastructure and software programs. The same applies to professional fees of $600 for the year ending December 31, 2009 versus $5,413 for the same period last year. Finally, no officer took any compensation for services during the year ending December 31, 2009, versus $33,000 in compensation for the same period last year. Since the Company's inception, on February 23, 2007, the Company experienced a net loss of $(39,410). Management plans to cover the Company's expenses for the next twelve months, if the Company needs funding to cover its expenses.

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

In December, 2007, we conducted a private placement without any general solicitation or advertisement. The Company issued 7,500,000 shares of its $0.001 par value common stock to non-affiliated investors for cash of $33,750 pursuant to a Regulation D, Rule 506 of the Securities Exchange Act of 1934. All securities were issued in reliance upon an exemption from registration under Section 4(2) of the Securities Act as a transaction not involving a public offering. The persons or entities that purchased unregistered securities were persons, known to us and our management, through pre-existing business relationships. They were provided access to all material information, which they requested and all information necessary to verify such information and was afforded access to our management in connection with the purchases. The purchaser of the unregistered securities acquired such securities for investment and not with a view toward distribution, acknowledging such intent to us. All certificates or agreements representing such securities that were issued contained restrictive legends, prohibiting further transfer of the certificates or agreements representing such securities, without such securities either being first registered or otherwise exempt from registration in any further resale or disposition.

On December 21, 2009, the Company authorized the sale of 13,500,000 unregistered restricted common shares in exchange for $13,500. As of December 31, 2009, $12,500 of this amount was received, with $1,000 remaining in subscriptions receivable. The shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act. We believed that Section 4(2) was available because the offer and sale did not involve a public offering and there was not general solicitation or general advertising involved in the offer or sale. The persons or entities that purchased unregistered securities were persons, known to us and our management, through pre-existing business
relationships.   Certain of the purchasers also represented that they were
"accredited investors" as defined in Regulation D, all investors that were not accredited investors were provided with information regarding our company with a reasonable time prior to their purchase of our securities. All of the above investors represented to us that they were acquiring such securities for investment for their own account and not for distribution. All certificates or agreements representing such securities that were issued contained restrictive legends, prohibiting further transfer of the certificates or agreements representing such securities, without such securities either being first registered or otherwise exempt from registration in any further resale or disposition.

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

Future Financing
----------------

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

De Joya Griffith & Company, LLC

/s/ De Joya Griffith & Company, LLC
------------------------------------
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

                               Monster Offers
                       (A Development Stage Company)
                 Statements of Stockholders' Equity (Deficit)

                                                           (Deficit)
                                                          Accumulated  Total
                                                             During    Stock-
                                       Additional           Develop-   holders'
                         Common Stock    Paid-in Subscription ment     Equity
                        Shares   Amount  Capital  Receivable  Stage   (Deficit)
                      -----------------------------------------------------
Contributed Capital,
February 2007                  - $     - $    400  $     -  $      -  $    400

Founders' shares issued
for Services,
December 2007         11,250,000  11,250        -        -         -    11,250

Contributed Capital            -       -      585        -         -       585

Tropical PC Spin Off
Shares                   810,000     810     (810)       -         -         -

Shares returned to
Company                 (600,000)   (600)     600        -         -         -

Shares issued
pursuant to offering   7,500,000   7,500   26,250        -         -    33,750

Net loss                       -       -        -        -    (6,595)   (6,595)
                      -------------------------------------------------------

Balance,
December 31, 2007     18,960,000  18,960   27,025        -    (6,595)   39,390
                      -------------------------------------------------------

Net loss                       -       -        -        -   (41,556)  (41,556)
                      -------------------------------------------------------

Balance,
December 31, 2008     18,960,000  18,960   27,025        -   (48,151)   (2,166)
                      -------------------------------------------------------

Private placement,
December 2009         13,500,000  13,500        -   (1,000)        -    12,500

Net loss                       -       -        -        -     8,741     8,741
                      -------------------------------------------------------

Balance,
December 31, 2009     32,460,000 $32,460 $ 27,025  $(1,000) $(39,410) $ 19,075
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

                                Monster Offers
                         (A Development Stage Company)
                       Notes to the Financial Statements


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

Organization
-------------
Monster Offers (a development stage company) (the "Company") was incorporated under the laws of the State of Nevada, as Tropical PC Acquisition Corporation on February 23, 2007 ("Inception"). The Company was incorporated to conduct any legal business and is an agent for internet advertisers. Using technology owned by a principal, the Company recruits subcontractors who work over the internet to promote specialty internet
advertising.    The Company earns fees via marketing services including
the selling of internet data/customer lists, generating sales leads for customers by advertising on the internet, and executing internet marketing campaigns for customers. All transactional services revenues are recognized on a gross basis. Often, shareholders of the Company and/or its' principals act as subcontractors to the Company, resulting in most of the Company's commission revenue being classified as related party (see our Related Party footnote).

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

                               Monster Offers
                         (A Development Stage Company)
                       Notes to the Financial Statements

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION
         (Continued)


Use of Estimates
-----------------
In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period. Actual results could differ from those estimates.

Advertising
------------
Advertising costs are expensed when incurred. The Company incurred advertising expenses of $0 and $20,908 for the years ended December 31, 2009 and 2008, respectively. For the period since inception on February 23, 2007 through the year ended December 31, 2009, the Company has incurred advertising expenses of $20,908.

Earnings per Share
-------------------
Historical net (loss) per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share include additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of securities or other contracts to issue common stock that were exercised or converted into common stock or resulted in the issuance of common stock that shared in the earnings of the entity. As of December 31, 2009 and 2008, the Company had no potential common stock equivalents which were determined to be antidilutive.

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
                                       ==================  ==================

                                Monster Offers
                         (A Development Stage Company)
                       Notes to the Financial Statements


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION
         (Continued)

Income Taxes
-------------
The provision for income taxes is the total of the current taxes payable and the net of the change in the deferred income taxes. Provision is made for the deferred income taxes where differences exist between the period in which transactions affect current taxable income and the period in which they enter into the determination of net income in the financial statements.

Year end
---------
The Company's fiscal year-end is December 31.

Revenue Recognition
--------------------
In accordance with ASC 605 and SEC Staff Accounting Bulletin 104, the Company monetizes a portion of its user activities through transactional based services generated primarily from fees earned via marketing services including data and list management, lead generation, and online marketing campaigns, which can be either periodic or transactional. Fee revenue is recognized in the period that the Company's advertiser customer generates a sale or other agreed-upon action on the Company's affiliate marketing networks or as a result of the Company's services, provided that no significant Company obligations remain, collection of the resulting receivable is reasonably assured, and the fees are fixed or determinable. All transactional services revenues are recognized on a gross basis in accordance with the provisions of ASC Subtopic 605-45, due to the fact that the Company is the primary obligor, and bears all credit risk to its customer, and publisher expenses that are directly related to a revenue-generating event are recorded as a component of commission paid-related party.

                                Monster Offers
                         (A Development Stage Company)
                       Notes to the Financial Statements


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION
         (Continued)

Recent Accounting Pronouncements
---------------------------------

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

Recent Accounting Pronouncements (Continued)
---------------------------------------------

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

Recent Accounting Pronouncements (Continued)
---------------------------------------------

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

                                Monster Offers
                         (A Development Stage Company)
                       Notes to the Financial Statements


NOTE 6 - CONCENTRATION OF CREDIT RISKS

Cash Balances
--------------
The Company maintains its cash in various financial institutions in the United States. Balances maintained are insured by the Federal Deposit Insurance Corporation (FDIC). This government corporation insured balances up to $100,000 through October 13, 2008. As of October 14, 2008 all non-interest bearing transaction deposit accounts at an FDIC-insured institution, including all business checking deposit accounts that do not earn interest, are fully insured for the entire amount in the deposit account. This unlimited insurance coverage is temporary and will remain in effect for participating institutions until December 31, 2009. All other deposit accounts at FDIC-insured institutions are insured up to at least $250,000 per depositor until December 31, 2013.


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

Management, with the participation of the Chief Executive Officer and the Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Form 10-K. Based on such evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of December 31, 2009, our disclosure controls and procedures were not effective. Our disclosure controls and procedures were not effective because of the "material weaknesses" described below under "Management's annual report on internal control over financial reporting," which are in the process of being remediated as described below under "Management Plan to Remediate Material Weaknesses."


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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making its assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on its assessment, management has concluded that we had certain control deficiencies described below that constituted material weaknesses in our internal controls over financial reporting. As a result, our internal control over financial reporting was not effective as of December 31, 2009.

A "material weakness" is defined under SEC rules as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company's annual or interim financial statements will not be prevented or detected on a timely basis by the company's internal controls. As a result of management's review of the investigation issues and results, and other internal reviews and evaluations that were completed after the end of fiscal year 2009 related to the preparation of management's report on internal controls over financial reporting required for this annual report on Form 10-K, management concluded that we had material weaknesses in our control environment and financial reporting process consisting of the following:

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

This amended annual report does not include an attestation report of the Corporation's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Corporation's registered public accounting firm pursuant to temporary rules of the SEC that permit the Corporation to provide only the management's report in this quarterly report.



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


Name                      Age                 Position
--------------             ---                 ------------------------------
Jonathan W. Marshall      44                  Chairman and President
-----------------------------------------------------------------------------

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

Biography of Jonathan W. Marshall
----------------------------------

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


Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of the Company's equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent beneficial shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To the best of our knowledge based solely on a review of Forms 3, 4, and 5 (and any amendments thereof) received by us during or with respect to the year ended December 31, 2009, the following persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act during fiscal year ended December 31, 2009:


                                                              Known
                                    Number    Transactions  failures to
                      Name and        of           not       file a
                      Principal      late        timely     required
                      Position      reports     reported       form
                      ---------     -------   ------------  ------------
Jonathan W. Marshall  Chairman      1           1           1
                      President


Note: Jonathan W. Marshall did not file a Form 3 in connection with his initial ownership of 7,000,000 shares in the Company.



Board of Directors
-------------------

Our board of directors currently consists of one member, Mr. Jonathan W. Marshall. Our directors serve one-year terms.

Audit Committee
----------------

The company does not presently have an Audit Committee. The sole member of the Board sits as the Audit Committee. No qualified financial expert has been hired because the company is too small to afford such expense.

Committees and Procedures
--------------------------

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

Code of Ethics
---------------

We have not adopted a Code of Ethics for the Board and any salaried employees.


Limitation of Liability of Directors
-------------------------------------

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


Nevada Anti-Takeover Law and Charter and By-law Provisions
-----------------------------------------------------------

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

Compensation
-------------

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


SUMMARY COMPENSATION TABLES
                         ----------------------------------------------------
                                        Annual Compensation
                         ----------------------------------------------------
     Name and       Year                           Stock        Option
Principal Position  End  Salary ($)   Bonus ($)   Awards ($)     Awards($)
------------------------------------------------------------------------------
Jonathan W. Marshall
Director/President/
CFO/Secretary      2009   $    -0-     -0-         -0-              -0-

Nate Kaup
Former Director/
President/
CFO/Secretary      2008    33,000      -0-         -0-              -0-
                   2007       -0-      -0-         -0-              -0-

------------------------------------------------------------------------------


                        Non-equity       Nonqualified    All
                        Incentive        Deferred        Other
Name and Principal Year Plan($)          Compensation    Compens-
     Position       End Compensation ($) Earnings($)     ation ($)   Total($)
------------------------------------------------------------------------------
Jonathan W. Marshall
Director/President/
CFO/Secretary      2009 $-0-             -0-             -0-              -0-

Nate Kaup
Director/President/
CFO/Secretary      2008  -0-             -0-             -0-         $33,000
------------------------------------------------------------------------------

We do not maintain key-man life insurance for our executive officer/ director. We do not have any long-term compensation plans or stock option plans.

Stock Option Grants
--------------------

We did not grant any stock options to the executive officer or director from inception through fiscal year end December 31, 2009.


Outstanding Equity Awards at 2009 Fiscal Year-End
--------------------------------------------------

We did not have any outstanding equity awards as of December 31, 2009.


Option Exercises for Fiscal 2009
---------------------------------

There were no options exercised by our named executive officer in fiscal 2009.


Potential Payments Upon Termination or Change in Control
---------------------------------------------------------

We have not entered into any compensatory plans or arrangements with respect to our named executive officer, which would in any way result in payments to such officer because of her resignation, retirement, or other termination of employment with us or our subsidiaries, or any change in control of, or a change in his responsibilities following a change in control.

Director Compensation
----------------------

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

                                          AMOUNT AND
                                          NATURE OF
TITLE OF    NAME OF BENEFICIAL            BENEFICIAL         PERCENT OF
CLASS       OWNER AND POSITION            OWNERSHIP          CLASS(1)
------------------------------------------------------------------------------
Common      Jonathan W. Marshall (2)      7,000,000             21.6%
            President

Common      Scott J. Gerardi (3)          7,000,000             21.6%
            Shareholder

Common      Powerhouse Development (4)   11,250,000             35.0%
            Shareholder
------------------------------------------------------------------------------
DIRECTORS AND OFFICERS AS A GROUP
                     (1 person)           7,000,000             21.6%

(1)  Percent of Class based on 32,460,000 shares
(2) Jonathan W. Marshall, El Cangrego, Calle Eusebio A. Morales, Edificio Carpaz #2A, Panama City, Panama. On December 19, 2009, Jonathan W Marshall purchased 1,500,000 shares in a private transaction from three independent non affiliated shareholders.
(3)  Scott J. Gerardi, 6281 Pale Pavilion Ave, Las Vegas, NV  89139
(4) Powerhouse Development, a Panamanian Corporation, Box 832-0816, World Trade Center, Panama City Panama, Marisela Simmons is beneficial owner who has the ultimate voting control over the shares held this entity.
------------------------------------------------------------------------------

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


Audit Committee Policies and Procedures
----------------------------------------

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

(b) 2. Financial Statement Schedules

None.

(c) 3. Exhibit Index
                                                 Incorporated by reference
                                                 -------------------------
                                        Filed          Period           Filing
Exhibit       Exhibit Description     herewith  Form   ending  Exhibit   date
-------------------------------------------------------------------------------
 3.1       Articles of Incorporation,            SB-2           3.1  01/15/2008
           as currently in effect
-------------------------------------------------------------------------------
 3.2       Bylaws                                SB-2           3.2  01/15/2008
           as currently in effect
-------------------------------------------------------------------------------
 3.3       Amended Articles of                   SB-2           3.3  01/15/2008
           Incorporation as currently
           in effect.
-------------------------------------------------------------------------------
23.2       Consent Letter from De Joya    X
           Griffith & Company, LLC
-------------------------------------------------------------------------------
31.1       Certification of President     X
           and Principal Financial
           Officer, pursuant to Section
           302 of the Sarbanes-Oxley
           Act
-------------------------------------------------------------------------------
31.2       Certification of President     X
           and Principal Financial
           Officer, pursuant to Section
           906 of the Sarbanes-Oxley
           Act
-------------------------------------------------------------------------------

                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

      Monster Offers
---------------------------
        Registrant

By: /s/ Paul Gain
    ---------------------------
        Paul Gain
        Chief Executive Officer
        and Chairman

Date:  November 23, 2010
       -----------------

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities and on the dates indicated have signed this report below.


By: /s/ Paul Gain
    --------------------------------
        Paul Gain
        Chairman and Chief Executive Officer,
        (Principal Executive,
        Principal Financial and
        Principal Accounting Officer)


Date:  November 23, 2010
       -----------------