Form 10-Q/A
period 2010-03-31
Monster Offers
filed 2010-11-24
CIK 1423746

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              Amendment No. 1 to
                                  FORM 10-Q/A

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

                               Explanatory Note
                               ----------------

We are filing this Amendment No. 1 on Form 10-Q/A for the quarter ended March 31, 2010 to amend our Form 10-Q originally filed with the U. S. Securities and Exchange Commission on May 17, 2010. We are filing this amendment for the purpose of providing corrected information concerning our Controls and Procedures under Item 4.

Unless otherwise expressly stated, this Amendment No. 1 does not reflect events occurring after the filing of the original Form 10-Q, or modify or update in any way disclosures contained in the original Form 10-Q.


                              Table of Contents
                                Monster Offers
                              Index to Form 10-Q
               For the Quarterly Period Ended March 31, 2010


Part I.  Financial Information

                                                                        Page
Item 1.  Financial Statements

   Balance Sheets                                                         3

   Statements of Operations                                               4

   Statements of Cash Flows                                               5

   Notes to Financial Statements                                          6

Item 2.  Management's Discussion and Analysis of Financial Condition
   and Results of Operations                                             14

Item 3.  Quantitative and Qualitative Disclosures About Market Risk      20

Item 4T. Controls and Procedures                                         20

Part II  Other Information

Item 1.  Legal Proceedings                                               24

Item 1A.  Risk Factors                                                   24

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds     24

Item 3 -- Defaults Upon Senior Securities                                24

Item 4 -- Submission of Matters to a Vote of Security Holders            24

Item 5 -- Other Information                                              24

Item 6.  Exhibits                                                        25

Signatures                                                               26


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

This amended quarterly report does not include an attestation report of the Corporation's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Corporation's registered public accounting firm pursuant to temporary rules of the SEC that permit the Corporation to provide only the management's report in this quarterly report.


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

                                    Monster Offers
                                ------------------------
                                       Registrant

                                By: /s/ Paul Gain
                                ------------------------------
                                 Name:  Paul Gain
                                 Title: President/CFO/Director

Dated:  November 23, 2010
        -----------------