Form 10-Q/A
period 2010-06-30
Monster Offers
filed 2010-11-24
CIK 1423746

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

                               Explanatory Note
                               ----------------

We are filing this Amendment No. 1 on Form 10-Q/A for the quarter ended June 30, 2010 to amend our Form 10-Q originally filed with the U. S. Securities and Exchange Commission on August 23, 2010. We are filing this amendment for the purpose of providing corrected information concerning our Controls and Procedures under Item 4.

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