Form 10-K
period 2010-12-31
Monster Offers
filed 2011-04-15
CIK 1423746

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 2010

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________ to ____________

     Commission file number:  000-53266

                              Monster Offers
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Nevada                                          26-1548306
-------------------------------                           -------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification No.)

                  P.O. Box 1092, Bonsall, CA  92003
          --------------------------------------------------------
          (Address of Principal Executive Offices)      (Zip Code)

                              (760) 208-4905
            ----------------------------------------------------
            (Registrant's Telephone Number, Including Area Code)

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

The aggregate market value of the Company's common shares of voting stock held by non-affiliates of the Company at April 13, 2011, computed by reference to the $0.20 per-share price quoted on the OTC-BB was $3,462,741.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

As of April 13, 2011, the registrant's outstanding common stock consisted of 60,688,707 shares, $0.001 Par Value. Authorized - 75,000,000 common voting shares.


DOCUMENTS INCORPORATED BY REFERENCE:

None.

Transitional Small Business Disclosure Format: Yes [ ] No [X]


                                      INDEX


         Title                                                        Page
ITEM 1.  BUSINESS                                                       5

ITEM 2.  PROPERTIES                                                    25

ITEM 3.  LEGAL PROCEEDINGS                                             25

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS           25

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS      26

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF                       29
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                   35

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON              36
         ACCOUNTING AND FINANCIAL DISCLOSURE

ITEM 9A. CONTROLS AND PROCEDURES                                       36

ITEM 10. DIRECTOR, EXECUTIVE OFFICER AND CORPORATE GOVERNANCE          38

ITEM 11. EXECUTIVE COMPENSATION                                        42

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS,              43
         MANAGEMENT AND RELATED STOCKHOLDER MATTERS

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                45
         AND DIRECTOR INDEPENDENCE

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES                        46

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES                       48


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

In this form 10-K references to "Monster Offers", "the Company", "we", "us", and "our" refer to Monster Offers.

                              AVAILABLE INFORMATION

We file annual, quarterly and special reports and other information with the SEC. You can read these SEC filings and reports over the Internet at the SEC's website at www.sec.gov. You can also obtain copies of the documents at prescribed rates by writing to the Public Reference Section of the SEC at 100 F Street, NE, Washington, DC 20549 on official business days between the hours of 10:00 am and 3:00 pm. Please call the SEC at (800) SEC-0330 for further information on the operations of the public reference facilities. We will provide a copy of our annual report to security holders, including audited financial statements, at no charge upon receipt to of a written request to us at Monster Offers, P.O. Box 1092, Bonsall, CA 92003.

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


Our Business
------------

Monster Offers is a daily deal aggregator, collecting daily deals from multiple sites in local communities across the U.S. and Canada. Focused on providing innovation and utility for Daily Deal consumers and providers, the company collects and publishes thousands of daily deals and allows consumers to organize these deals by geography or product categories, or to personalize the results using keyword search.

We utilize proprietary technology that we have developed, acquired, and/or licensed to deploy our products and services.

Our primary services include the aggregation and promotion of Daily Deals to consumers via our primary website; www.monsteroffers.com which provides search capabilities for users to quickly find Daily Deals based on filtering algorithms, zip code, predictive text search by city, and by user preferences.

The Company earns fees from data reporting services, traffic generation, and from our affiliate partners via marketing services including the online promotion of its affiliate partners daily deals through its website www.monsteroffers.com, selling of industry data and analysis reports, and executing internet and social marketing campaigns for customers. Our affiliate program partners are also offered search result placement and other benefits including the ability to participate in early release or beta programs for new innovations that the Company offers.

Current and potential customers include media and content publishers, advertisers, direct marketers, and advertising agencies seeking to increase brand impressions, sales, and customer contact through online marketing initiatives. Our customers also utilize our products and services to analyze the competitive landscape within their target markets. All transactional services revenues are recognized on a gross basis.

Marketing Strategy
------------------

The Monster Offers website generates page views from consumers searching the Internet for Daily Deals and other relevant information. As users search through the various deals that are presented via the website, they click on specific partner deals for additional information and are directed to our partner websites whereby they can purchase an advertised deal or offer directly. In these instances, the information about the user and the Monster Offers referral to a partner website is tracked and the affiliate partner then pays Monster Offers a fee, typically a percentage of the total transaction that occurs on the partner website. Monster Offers also earns fees from other content providers and advertisers based on the volume of traffic the Monster Offers site generates and the number of times content is displayed to potential consumers.

Monster Offers has also recently entered the mobile money payment market via a strategic alliance and exclusive license to technology developed by SSL5. Monster Offers plans to add significant ease-of-use functionality for the consumer to its website and to expand its affiliate partner network further leveraging this new technology in 2011.

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

Affiliate Marketing
-------------------

We engage affiliate network destinations where online affiliates can promote various client offers and promotions through Daily Deal applications. These traffic publishers choose, manage, and execute marketing cost per action client campaigns. They are also provided with real-time commission tracking.

Software Development
--------------------

We utilize the services of outsourced contractors for the development of our software technology. We also utilize the services of technology consultants to assist in the development of our strategic product development roadmap, and the ongoing management of all software development outsourced contractors. As the Company continues to grow, we may hire direct employees to fill various technology management, development, testing and quality control roles as needed.

Competition
-----------

The Daily Deal advertising and marketing industry is highly competitive. Management believes that the ability to provide innovative consumer and business solutions that fulfill unmet industry needs is a competitive advantage.

A number of companies are active in specific aspects of our business. As a Daily Deal provider, Monster Offers would face competition from a growing list of other Daily Deal providers including Groupon, Living Social, Travelzoo, and literally hundreds of smaller start-up companies who continue to emerge in the Daily Deal market. These companies all aim to offer online "Daily Deals" directly to the consumer. Rather than compete with all of these companies, the Monster Offers business model is to "aggregate" the Daily Deals that are offered by these companies into a single website making it easier and more convenient for the consumer to search and purchase the deals that they seek.

As a Daily Deal aggregator, Monster Offers does face a growing number of other companies with a similar aggregation model including Yipit, thedealmap, 8coupons, and others. Monster Offers plans to leverage its latest innovations in mobile banking and money sharing technology with prospective competitors to turn competitors into partners, therefore reducing any substantial direct competition in the Daily Deal industry.

Recent Event
------------

On March 14, 2011, Monster Offers entered into Strategic Alliance and Licensing Agreement with SSL5, a Nevada corporation. SSL5 has developed technology services pertaining to a mobile financial services platform, which provides secure person-to-person mobile money transfer services. Monster Offers and SSL5 formed a strategic alliance with respect to the integration, use and commercialization of Monster Offers and SSL5 Existing Intellectual Property to create new and derivative intellectual property to introduce to various markets. Monster Offers obtained a license of the Existing SSL5 Intellectual Property for the exclusive use of the strategic alliance. As consideration for this license, Monster Offers will issue 3,000,000 of its unregistered restricted shares to SSL5.

Monster Offers plans to establish a new company (NewCo) as a 100% owned subsidiary of Monster Offers, in the State of Nevada, and to contribute the license of the Existing SSL5 Intellectual Property into the NewCo for its use and future development of new and derivative intellectual property. Any new and derivative intellectual property developed in conjunction with this Strategic Alliance and Licensing Agreement shall be owned exclusively by NewCo. As further consideration, Monster Offers agreed to provide SSL5 with a consulting agreement, stock options, and a seat on the Monster Offers board of directors to develop ongoing product strategy and development services.


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

Employees
---------

Monster Offers currently has no direct employees. Under the direction of Mr. Gain, our sole officer/director who devotes his full time to our business, Monster Offers utilizes the services of independent contractors as needed for functions including software development, business development, marketing, and public relations.

Monster Offers' Funding Requirements
------------------------------------

We do not currently have sufficient capital to fully develop our business plan. Management anticipates Monster Offers will be required to raise $500,000 to fully fund and execute its corporate strategies.

On December 29, 2010, the Company entered into a drawdown equity financing agreement and registration rights agreement with Auctus Private Equity Fund, LLC ("Auctus"), the selling stockholder. In accordance with the Agreements, Auctus has committed, subject to certain conditions, to purchase up to $10 million of the Company's common stock over a term of up to two years. Although the Company is not mandated to sell shares under the Agreements, the Agreements give the Company the option to sell to Auctus shares of common stock at a per share purchase price equal to 97% of the lowest closing bid price during the five trading days following the Company's delivery of notice to Auctus. At its option, the Company may set a floor price under which Auctus may not sell the shares which were the subject of the Notice. The floor shall be 75% of the average closing bid price of the stock over the preceding ten days prior to the Notice and can be waived at the discretion of the Company. The maximum amount of Common Stock that the Company can sell pursuant to any Notice is the greater of: (i) an amount of shares with an aggregate maximum purchase price of $500,000 or (ii) 200% of the average daily trading volume based on 20 days preceding the drawdown notice date.

Auctus is not required to purchase the shares, unless the shares which are subject to the Notice have been registered for resale and are freely tradable in accordance with the federal securities, including the Securities Act of 1933, as amended, laws and except for conditions outside of Auctus' control.

At the assumed offering price of $0.26 per share, we will be able to receive up to $1,950,000 in gross proceeds, assuming the sale of the entire 7,500,000 shares being registered hereunder pursuant to the Drawdown Equity Financing Agreement. We would be required to register 30,961,538 additional shares to obtain the balance of $10,000,000 under the Drawdown Equity Financing Agreement at the assumed offering price of $0.26. Management believes the Company will require $500,000 over the next six months through this Drawdown Equity Financing Agreement or other financing arrangements. There is uncertainty as to whether we will ever receive the full $10 million available under the equity line agreement. It is unlikely, that we will be required to register more shares, unless management identifies a major acquisition or opportunity for the Company.

The Company is obligated to file with the U.S. Securities and Exchange Commission, a registration statement on Form S-1, of which this prospectus forms a part, within 30 days from the date of the Agreements and to use all commercially reasonable efforts to have such registration statement declared effective by the SEC within 120 days of filing. The Company has agreed to pay Auctus an aggregate amount of
$7,500 as an origination fee with respect to the transaction.   This is
a non-refundable origination fee equal to Two Thousand Five Hundred ($2,500) Dollars which was paid upon execution of the Drawdown Equity Financing Facility term sheet and Five Thousand ($5,000) Dollars in cash which will be taken out of the proceeds of the first Drawdown.

Future funding could result in potentially dilutive issuance of equity securities, the incurrence of debt and contingent liabilities which could materially adversely affect the Company's business, results of operations and financial condition. Without additional funding, it is most likely that our business initiatives will not succeed, and we shall be forced to curtail or even cease our operations.


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


Research and Development Activities and Costs
---------------------------------------------

Monster Offers did not incur any research and development costs for the years ended December 31, 2010 and 2009, and does however, have plans to undertake research and development activities during the next year of operations.


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

Item 1A. Risk Factors.

                      Risk Factors Relating to Our Company
                      ------------------------------------

Risks Relating To Our Company

1. WE ARE A DEVELOPMENT STAGE COMPANY AND HAVE HISTORY OF LOSSES SINCE OUR INCEPTION. IF WE CANNOT REVERSE OUR LOSSES, WE WILL HAVE TO DISCONTINUE OPERATIONS.

From our inception on February 23, 2007 through December 31, 2010, we have generated $400,225 in revenues and we have incurred a net loss of $533,605. As of December 31, 2010, we had $36,531 in cash on hand, $6,352 in accounts receivable and $51,667 in prepaid expense, for total current assets of $94,550, total assets of $99,846, total liabilities of $112,530, an accumulated deficit of $533,605 and a stockholders' deficit of $12,684. In our auditor's report for fiscal year ended December 31, 2010 & 2009, our auditors expressed substantial doubt as to our ability to continue as a going concern. We anticipate incurring losses in the foreseeable future. We do not have an established source of revenue sufficient to cover our operating costs. Our ability to continue as a going concern is dependent upon our ability to successfully compete, operate profitably and/or raise additional capital through other means. If we are unable to reverse our losses, we will have to discontinue operations.

2.  THE LIMITED PUBLIC TRADING MARKET MAY CAUSE VOLATILITY IN OUR STOCK
PRICE.

The quotation of our common stock on the OTCBB does not assure that a meaningful, consistent and liquid trading market currently exists, and in recent years such market has experienced extreme price and volume fluctuations that have particularly affected the market prices of many smaller companies like us. Our common stock is thus and will be subject to significant volatility. Sales of substantial amounts of our common stock, or the perception that such sales might occur, could adversely affect prevailing market prices of our common stock.

3. SHARES ELIGIBLE FOR FUTURE SALE MAY ADVERSELY AFFECT THE MARKET PRICE OF OUR COMMON STOCK, AS THE FUTURE SALE OF A SUBSTANTIAL AMOUNT OF OUTSTANDING STOCK IN THE PUBLIC MARKETPLACE COULD REDUCE THE PRICE OF OUR COMMON STOCK.

We cannot predict the effect, if any, that market sales of shares of our common stock or the availability of shares of common stock for sale will have on the market price prevailing from time to time. Sales of shares of our common stock in the public market covered under an effective registration statement, or the perception that those sales may occur, could cause the trading price of our common stock to decrease or to be lower than it might be in the absence of those sales or perceptions.

4. WE DO NOT EXPECT TO GENERATE SIGNIFICANT CASH FLOW FROM OPERATIONS FOR THE FORESEEABLE FUTURE. WE WILL NEED TO RAISE CAPITAL IN THE FUTURE BY SELLING MORE COMMON STOCK AND IF WE ARE ABLE TO DO SO, YOUR OWNERSHIP OF THE COMPANY'S COMMON STOCK MAY BE DILUTED.

Although we have started to generate revenues from customer activities, we do not expect to generate significant cash flow from operations for the foreseeable future. Consequently, we will be required to raise additional capital by selling additional shares of common stock. There can be no assurance that we will be able to do so but if we are successful in doing so, your ownership of the Company's common stock may be diluted which might depress the market price of our common stock.

5. OUR HISTORY OF LOSSES IS EXPECTED TO CONTINUE AND WE WILL NEED TO OBTAIN ADDITIONAL CAPITAL FINANCING IN THE FUTURE.

We have a history of losses and expect to generate losses until such a time when we can become profitable in the distribution of our planned products. As of the date of this filing, we cannot provide an estimate of the amount of time it will take to become profitable.

We will be required to seek additional financing in the future to respond to increased expenses or shortfalls in anticipated revenues, accelerate product development, respond to competitive pressures, develop new or enhanced products, or take advantage of unanticipated acquisition opportunities. In order for us to carry out our intended business plan, management believes that we need to raise approximately $5 million over a three year period. Management anticipates that the $5 million will go towards regulatory compliance, product marketing, the development of new software programs and platforms and the development of our "Daily Deal" technology and programs. The Company anticipates obtaining the required funding through equity investment in the company. We cannot be certain we will be able to find such additional financing on reasonable terms, or at all. If we are unable to obtain additional financing when needed, we could be required to modify our business plan in accordance with the extent of available financing made available to our Company. If we obtain the anticipated amount of financing through the offering of our equity securities, this will result in substantial dilution to our existing shareholders, and should be considered a serious risk of investment.

6. WE EXPECT OUR OPERATING EXPENSES TO INCREASE AND MAY AFFECT PROFIT MARGINS AND THE MARKET VALUE OF OUR COMMON STOCK.

Upon obtaining additional capital, we expect to significantly increase our operating expenses to expand our marketing operations, and increase our level of capital expenditures to further develop and maintain our proprietary software systems. Such increases in operating expense levels and capital expenditures may adversely affect operating results and profit margins which may significantly affect the market value of common stock. There can be no assurance that we will, one day, achieve profitability or generate sufficient profits from operations in the future.

7.  CURRENT ECONOMIC CONDITIONS MAY PREVENT US FROM GENERATING REVENUE.

Generally, consumer purchases of "Daily Day" offers are discretionary and may be particularly affected by adverse trends in the general economy. Our ability to generate or sustain revenues is dependent on a number of factors relating to discretionary consumer spending. These include economic conditions and consumer perceptions of such conditions by consumers, employment, the rate of change in employment, the level of consumers' disposable income and income available for discretionary expenditure, business conditions, interest rates, consumer debt and asset values, availability of credit and levels of taxation for the economy as a whole and in regional and local markets where our Company operates.

The United States is currently recovering from an economic downturn, the extent and duration of which cannot be currently predicted, and includes record low levels of consumer confidence due, in part, to job losses. Due to these factors, consumers are not expected to purchase non-essential goods, including our products. If the current economic conditions do not improve, we may not achieve or be able to maintain profitability which may negatively affect the liquidity and market price of our common stock.

Also due to the economic downturn in the United States, credit and private financing is becoming difficult to obtain at reasonable rates, if at all. Until we achieve profitability at sufficient levels, if at all, we will be required to obtain loans and/or private financings to develop and sustain our operations. If we are unable to achieve such capital infusions on reasonable terms, if at all, our operations may be negatively affected.

8. WE MAY NOT BE ABLE TO COMPETE WITH OTHER DAILY DEAL COMPANIES, SOME OF WHOM HAVE GREATER RESOURCES AND EXPERIENCE THAN WE DO.

The Internet industry is dominated by large, well-financed firms. We do not have the resources to compete with larger providers of these similar services at this time. With the minimal resources we have available, we may experience great difficulties in building a customer base. Competition by existing and future competitors could result in our inability to secure any new customers. This competition from other entities with greater resources and reputations may result in our failure to maintain or expand our business as we may never be able to successfully execute our business plan. Further, Monster Offers cannot be assured that it will be able to compete successfully against present or future competitors or that the competitive pressure it may face will not force it to cease operations.

9. THERE CAN BE NO ASSURANCE THAT THE COMPANY WILL BE ABLE TO ENHANCE ITS PRODUCTS OR SERVICES, OR DEVELOP OTHER PRODUCTS OR SERVICES.

At December 31, 2010, we had $36,531 cash on-hand. Our auditor's have expressed doubt as to our ability to continue as a going concern. If we are unable to achieve profitability in the future, recruit sufficient personnel or raise money in the future, our ability to develop our services would be adversely affected. Our inability to develop our services or develop new services, in view of rapidly changing technology, changing customer demands and competitive pressures, would have a material adverse affect upon our business, operating results and financial condition.

10. RAPID TECHNOLOGICAL ADVANCES COULD RENDER OUR EXISTING PROPRIETARY TECHNOLOGIES OBSOLETE.

The Internet and online commerce industries are characterized by rapid technological change, changing market conditions and customer demands, and the emergence of new industry standards and practices that could render our existing Web site and proprietary technology obsolete. Our future success will substantially depend on our ability to enhance our existing services, develop new services and proprietary technology and respond to technological advances in a timely and cost-effective manner. The development of other proprietary technology entails significant technical and business risk. There can be no assurance that we will be successful in developing and using new technologies or adapt our proprietary technology and systems to meet emerging industry standards and customer requirements. If we are unable, for technical, legal, financial, or other reasons, to adapt in a timely manner in response to changing market conditions or customer requirements, or if our new products and electronic commerce services do not achieve market acceptance, our business, prospects, results of operations and financial condition would be materially adversely affected.

11. INTERNET COMMERCE SECURITY THREATS COULD POSE A RISK TO OUR ONLINE SALES AND OVERALL FINANCIAL PERFORMANCE.

A significant barrier to online commerce is the secure transmission of confidential information over public networks. We and our partners rely on encryption and authentication technology to provide the security and authentication necessary to effect secure transmission of confidential information. There can be no assurance that advances in computer capabilities; new discoveries in the field of cryptography or other developments will not result in a compromise or breach of the algorithms used by us and our partners to protect consumer's transaction data. If any such compromise of security were to occur, it could have a materially adverse effect on our business, prospects, financial condition and results of operations. A party who is able to circumvent our security measures could misappropriate proprietary information or cause interruptions in our operations. We may be required to expend significant capital and other resources to protect against such security breaches or to alleviate problems caused by such breaches. Concerns over the security of transactions conducted on the Internet and the privacy of users may also hinder the growth of online services generally, especially as a means of conducting commercial transactions. To the extent that our activities, our partners or third-party contractors involve the storage and transmission of proprietary information, such as credit card numbers, security breaches could damage our reputation and expose us to a risk of loss or litigation and possible liability. There can be no assurance that our security measures will not prevent security breaches or that failure to prevent such security breaches will not have a materially adverse effect on our business, prospects, financial condition and results of operations.


12. NEW TECHNOLOGIES COULD BLOCK OR FILTER OUR "DAILY DEAL" ADS, WHICH COULD REDUCE THE EFFECTIVENESS OF OUR SERVICES AND LEAD TO A LOSS OF CUSTOMERS.

Technologies may be developed that can block the display of our "Daily Deal" ads. We expect to derive a portion of our revenues from fees paid to us by advertisers in connection with the display of ads on web pages. Any ad-blocking technology effective against our ad placements could severely restrict the number of advertisements that we are able to place before consumers resulting in a reduction in the attractiveness of our services to advertisers. If advertisers determine that our services are not providing substantial value, we may suffer a loss of clients. As a result, ad-blocking technology could, in the future, substantially decrease the number of ads we place resulting in a decrease in our revenues.

13. RISK OF CAPACITY CONSTRAINTS; RELIANCE ON INTERNALLY DEVELOPED SYSTEMS; SYSTEM DEVELOPMENT RISKS.

A key element of our strategy is to generate a high volume of traffic on, and use of, our services across our websites and network infrastructure and systems. Accordingly, the satisfactory performance, reliability and availability of our software systems, transaction-processing systems and network infrastructure are critical to our reputation and our ability to attract and retain customers, as well as maintain adequate customer service levels. Our revenues depend on the number of visitors to our site, number of people who sign up for our services, and the on-going usage of our products. Any systems interruptions that result in the unavailability of our software systems or network infrastructure, or reduced order placements would reduce the volume of sign ups and the attractiveness of our product and service offerings. We may experience periodic systems interruptions from time to time. Any substantial increase in the volume of traffic on our software systems or network infrastructure will require us to expand and upgrade further our technology, transaction-processing systems and network infrastructure. There can be no assurance that we will be able to accurately project the rate or timing of increases, if any, in the use of our Web site or timely expand and upgrade our systems and infrastructure to accommodate such increases. We will use a combination of industry supplied software and internally developed software and systems for our search engine, distribution network, and substantially all aspects of transaction processing, including order management, cash and credit card processing, and accounting and financial systems. Any substantial disruptions or delays in any of our systems would have a materially adverse effect on our business, prospects, financial condition and results of operations.


14. STORAGE OF PERSONAL INFORMATION ABOUT OUR CUSTOMERS COULD POSE A SECURITY THREAT.

Our policy is not to willfully disclose any individually identifiable information about any user to a third party without the user's consent. Despite this policy, however, if third persons were able to penetrate our network security or otherwise misappropriate our users' personal information or credit card information, we could be subject to liability. These could include claims for unauthorized purchases with credit card information, impersonation or other similar fraud claims. They could also include claims for other misuses of personal information, such as for unauthorized marketing purposes. These claims could result in litigation. In addition, the Federal Trade Commission and other states have been investigating certain Internet companies regarding their use of personal information. We could incur additional expenses if new regulations regarding the use of personal information are introduced or if they chose to investigate our privacy practices.

15. WE HAVE TO KEEP UP WITH RAPID TECHNOLOGICAL CHANGE TO CONTINUE OFFERING OUR "DAILY DEAL" ADVERTISING PARTNERS COMPETITIVE SERVICES OR WE MAY LOSE CLIENTS AND BE UNABLE TO COMPETE.

Our future success will depend on our ability to continue delivering our "Daily Deal" advertising partners competitive results-based Internet marketing services. In order to do so, we will need to adapt to rapidly changing technologies, to adapt our services to evolving industry standards and to improve the performance of our services. Our failure to adapt to such changes would likely lead to a loss of clients or a substantial reduction in the fees we would be able to charge versus competitors who have more rapidly adopted improved technology. Any loss of clients or reduction of fees would adversely impact our revenue. In addition, the widespread adoption of new Internet technologies or other technological changes could require substantial expenditures by us to modify or adapt our services or infrastructure. If we are unable to pass all or part of these costs on to our clients, our margins and, therefore, profitability will be reduced.


16.  WE MAY NOT BE ABLE TO FIND SUITABLE EMPLOYEES.

The Company currently relies heavily upon the services and expertise of Paul Gain, our sole officer and director. In order to implement the aggressive business plan of the Company, management recognizes that additional programmers, graphic artists and clerical staff will be required.

No assurances can be given that the Company will be able to find suitable employees that can support the above needs of the Company or that these employees can be hired on terms favorable to the Company.


17. THERE EXISTS UNCERTAINTY WITH REGARDS TO OUR ABILITY TO PROTECT OUR INTELLECTUAL PROPERTY.

Our prospects for success may depend, in part, on our ability to obtain commercially valuable patents, trademarks and copyrights to protect our intellectual property, specifically our software programs. The degree of future protection for our technologies or potential products is uncertain. There are numerous costs, risks and uncertainties that the Company faces with respect to obtaining and maintaining patents and other proprietary rights. The Company may not be able to obtain meaningful patent protection for its future developments. To date, the Company does not have any pending patent or trademark applications with the U.S. Patent and Trademark Office or any agency with regard to the above-referenced intellectual property assets.

In connection with the trademarks, there can be no assurance that such trademarks will provide the Company with significant competitive advantages, or that challenges will not be instituted against the validity or enforceability of any trademarks sublicensed to the Company or, if instituted, that such challenges will not be successful. To date, there have been no interruptions in our business as the result of any claim of infringement. However, no assurance can be given that the Company will not be adversely affected by the assertion of intellectual property rights belonging to others. The cost of litigation to uphold the validity of a trademark and prevent infringement can be very substantial and may prove to be beyond our financial means even if the Company could otherwise prevail in such litigation. Furthermore, there can be no assurance that others will not independently develop similar designs or technologies, duplicate our designs and technologies or design around aspects of our technology, or that the designs and technologies will not be found to infringe on the patents, trademarks or other rights owned by third parties. The effects of any such assertions could include requiring the Company to alter existing trademarks or products, withdraw existing products, including the products delaying or preventing the introduction of products or forcing the Company to pay damages if the products have been introduced.


18. INTELLECTUAL PROPERTY LITIGATION MAY BE NECESSARY AND AN UNFAVORABLE OUTCOME COULD HURT THE COMPANY.

We may become party to patent litigation or proceedings at the U.S. Patent and Trademark Office or at a foreign patent office to determine whether it can market its future products without infringing patent rights of others. Interference proceedings in the U.S. Patent Office or opposition proceedings in a foreign patent office may be necessary to establish which party was the first to design such intellectual property. The cost of any patent litigation or similar proceeding could be substantial and may absorb significant management time and effort. If an infringement suit against us is resolved unfavorably, we may be enjoined from manufacturing or selling certain of its products or services without a license from an adverse third party. We may not be able to obtain such a license on commercially acceptable terms, or at all.

19. WE MAY BE LIABLE FOR CONTENT IN THE ADVERTISEMENTS WE DELIVER FOR OUR CLIENTS RESULTING IN UNANTICIPATED LEGAL COSTS.

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


20.  BECAUSE SOME OF OUR SERVICES GENERALLY CAN BE CANCELLED
BY THE CLIENT WITH LITTLE OR NO NOTICE OR PENALTY, THE TERMINATION OF ONE OR MORE PROGRAM COULD RESULT IN AN IMMEDIATE DECLINE IN OUR REVENUES.

We expect to derive the majority of our revenues from "Daily Deal", marketing services. These services are provided to advertise clients services on a short-term basis. They may be canceled upon thirty (30) days or less notice. In addition, these arrangements to advertise for clients generally do not contain penalty provisions for early cancellation. The short term advertising agreements in general reflect the limited time lines, budgets and customer acquisition goals of specific advertising campaigns and are consistent with industry practice. The non-renewal, re-negotiation, cancellation or deferral of large contracts or a number of contracts that in the aggregate account for a significant amount of revenues, could cause an immediate and significant decline in our revenues and harm our business.


21. IF WE ENGAGE IN ACQUISITIONS, WE MAY EXPERIENCE SIGNIFICANT COSTS AND DIFFICULTY ASSIMILATING THE OPERATIONS OR PERSONNEL OF THE ACQUIRED COMPANIES, WHICH COULD THREATEN OUR FUTURE GROWTH.


If we make any acquisitions, we could have difficulty assimilating the operations, technologies and products acquired or integrating or retaining personnel of acquired companies. In addition, acquisitions may involve entering markets in which we have no or limited direct prior experience. The occurrence of any one or more of these factors could disrupt our ongoing business, distract our management and employees and increase our expenses.
In addition, pursuing acquisition opportunities could divert our management's attention from our ongoing business operations and result in decreased operating performance. Moreover, our profitability may suffer because of acquisition-related costs or amortization of acquired goodwill and other intangible assets. Furthermore, we may have to incur debt or issue equity securities in future acquisitions. The issuance of equity securities would dilute our existing stockholders.

22. BECAUSE WE ARE NOT SUBJECT TO COMPLIANCE WITH RULES REQUIRING THE ADOPTION OF CERTAIN CORPORATE GOVERNANCE MEASURES, OUR STOCKHOLDERS HAVE LIMITED PROTECTION AGAINST INTERESTED DIRECTOR TRANSACTIONS, CONFLICTS OF INTEREST AND SIMILAR MATTERS.

We do not currently have independent audit or compensation committees. As a result, our director(s) have the ability, among other things, to determine their own level of compensation. Until we comply with such corporate governance measures, regardless of whether such compliance is required, the absence of such standards of corporate governance may leave our stockholders without protections against interested director transactions, conflicts of interest, if any, and similar matters and investors may be reluctant to provide us with funds necessary to expand our operations.

We intend to comply with all corporate governance measures relating to director independence as and when required. However, we may find it very difficult or be unable to attract and retain qualified officers, directors and members of board committees required to provide for our effective management as a result of Sarbanes-Oxley Act of 2002. The enactment of the Sarbanes-Oxley Act of 2002 has resulted in a series of rules and regulations by the SEC that increase responsibilities and liabilities of directors and executive officers. The perceived increased personal risk associated with these recent changes may make it more costly or deter qualified individuals from accepting these roles.

23. COMPLIANCE WITH CHANGING REGULATION OF CORPORATE GOVERNANCE AND PUBLIC DISCLOSURE, AND OUR MANAGEMENT'S INEXPERIENCE WITH SUCH REGULATIONS WILL RESULT IN ADDITIONAL EXPENSES AND CREATES A RISK OF NON-COMPLIANCE.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002 and related SEC regulations, have created uncertainty for public companies and significantly increased the costs and risks associated with accessing the public markets and public reporting. Our management team will need to invest significant management time and financial resources to comply with both existing and evolving standards for public companies, which will lead to increased general and administrative expenses and a diversion of management time and attention from revenue generating activities to compliance activities. Management's inexperience may cause us to fall out of compliance with applicable regulatory requirements, which could lead to enforcement action against us and a negative impact on our stock price.

Additional Risks Relating to Our Common Stock

24.  THE MARKET PRICE FOR OUR STOCK MAY BE VOLATILE.

The market price for our stock may be volatile and subject to wide fluctuations in response to factors including the following:

   o   liquidity of the market for the shares;

   o   actual or anticipated fluctuations in our quarterly operating results;

   o   changes in financial estimates by securities research analysts;

   o   conditions in the markets in which we compete;

   o changes in the economic performance or market valuations of other "Daily Deal" companies;

   o announcements by us or our competitors of new products, acquisitions, strategic partnerships, joint ventures or capital commitments;

   o   addition or departure of key personnel;

   o   intellectual property litigation;

   o   our dividend policy; and

   o   general economic conditions.

In addition, the securities market has from time to time experienced significant price and volume fluctuations that are not related to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our stock.

25. SHARES ELIGIBLE FOR FUTURE SALE MAY ADVERSELY AFFECT THE MARKET PRICE OF OUR COMMON STOCK, AS THE FUTURE SALE OF A SUBSTANTIAL AMOUNT OF OUTSTANDING STOCK IN THE PUBLIC MARKETPLACE COULD REDUCE THE PRICE OF OUR COMMON STOCK.

We cannot predict the effect, if any, that market sales of shares of our common stock or the availability of shares of common stock for sale will have on the market price prevailing from time to time. Sales of shares of our common stock in the public market covered under an effective registration statement, or the perception that those sales may occur, could cause the trading price of our common stock to decrease or to be lower than it might be in the absence of those sales or perceptions.

26. WE MAY, IN THE FUTURE, ISSUE ADDITIONAL COMMON SHARES, WHICH WOULD REDUCE INVESTORS' PERCENT OF OWNERSHIP AND MAY DILUTE OUR SHARE VALUE.

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


27. OUR COMMON STOCK MAY BE CONSIDERED A "PENNY STOCK," AND THEREBY BE SUBJECT TO ADDITIONAL SALE AND TRADING REGULATIONS THAT MAY MAKE IT MORE DIFFICULT TO SELL.

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


28. WE DO NOT FORESEE PAYING CASH DIVIDENDS IN THE FORESEEABLE FUTURE AND, AS A RESULT, OUR INVESTORS' SOLE SOURCE OF GAIN, IF ANY, WILL DEPEND ON CAPITAL APPRECIATION, IF ANY.

We have never paid cash dividends on our common stock and we do not plan to declare or pay any cash dividends on our shares of common stock in the foreseeable future and currently intend to retain any future earnings for funding growth. As a result, investors should not rely on an investment in our securities if they require the investment to produce dividend income. Capital appreciation, if any, of our shares may be investors' sole source of gain for the foreseeable future. Moreover, investors may not be able to resell their shares of the Company at or above the price they paid for them.


29. UNLESS AN ACTIVE TRADING MARKET DEVELOPS FOR OUR SECURITIES, YOU MAY NOT BE ABLE TO SELL YOUR SHARES.

Although, we are a reporting company and our common shares are quoted on the OTC Bulletin Board (owned and operated by the Nasdaq Stock Market, Inc.) and on the OTC MARKETS Exchange under the symbol "MONT", the trading market for our common stock can vary significantly from day-to-day, and a more active trading market may never develop or, if it does develop, may not be maintained. Failure to develop or maintain an active trading market will have a generally negative effect on the price of our common stock, and you may be unable to sell your common stock or any attempted sale of such common stock may have the effect of lowering the market price and therefore your investment could be a partial or complete loss.

30. SINCE OUR COMMON STOCK IS THINLY TRADED IT IS MORE SUSCEPTIBLE TO EXTREME RISES OR DECLINES IN PRICE, AND YOU MAY NOT BE ABLE TO SELL YOUR SHARES AT OR ABOVE THE PRICE PAID.

Since our common stock is thinly traded its trading price is likely to be highly volatile and could be subject to extreme fluctuations in response to various factors, many of which are beyond our control, including:

   o   the trading volume of our shares;
   o the number of securities analysts, market-makers and brokers following our common stock;
   o changes in, or failure to achieve, financial estimates by securities analysts;
   o new products or services introduced or announced by us or our competitors;
   o   actual or anticipated variations in quarterly operating results;
   o   conditions or trends in our business industries;
   o announcements by us of significant contracts, acquisitions, strategic partnerships, joint ventures of capital commitments;
   o   additions or departures of key personnel;
   o   sales of our common stock; and
   o general stock market price and volume fluctuations of publicly-traded and particularly microcap, companies.

You may have difficulty reselling shares of our common stock, either at or above the price you paid, or even at fair market value. The stock markets often experience significant price and volume changes that are not related to the operating performance of individual companies, and because our common stock is thinly traded it is particularly susceptible to such changes. These broad market changes may cause the market price of our common stock to decline regardless of how well we perform as a company. In addition, securities class action litigation has often been initiated following periods of volatility in the market price of a company's securities. A securities class action suit against us could result in substantial legal fees, potential liabilities and the diversion of management's attention and resources from our business. Moreover, and as noted below, our shares are currently traded on the OTC Bulletin Board and, further, are subject to the penny stock regulations. Price fluctuations in such shares are particularly volatile and subject to manipulation by market-makers, short-sellers and option traders.

31. TRADING IN OUR COMMON STOCK ON THE OTC BULLETIN BOARD MAY BE LIMITED THEREBY MAKING IT MORE DIFFICULT FOR YOU TO RESELL ANY SHARES YOU MAY OWN.

Our common stock is quoted on the OTC Bulletin Board (owned and operated by the Nasdaq Stock Market, Inc.). The OTC Bulletin Board is not an exchange and, because trading of securities on the OTC Bulletin Board is often more sporadic than the trading of securities listed on a national exchange or on the Nasdaq National Market, you may have difficulty reselling any of the shares of our common stock that you may own.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Our offices are currently located at 4056 Valle Del Sol, Bonsall, CA 92003. Our telephone number is (760) 208-4905. Management believes that its current facilities are adequate for its needs through the next twelve months, and that, should it be needed, suitable additional space will be available to accommodate expansion of the Company's operations on commercially reasonable terms, although there can be no assurance in this regard. Our office space is provided to us at no charge by our sole officer, who will not seek reimbursement.


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

                                    PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Market Information

Monster Offers Common Stock, $0.001 par value, is traded on the OTC-Bulletin Board under the symbol: MONT. The stock was first cleared for quotation on the OTCBB on October 23, 2008. The following table sets forth the high and low intra-day prices per share of our common stock for the periods indicated, which information was provided by the OTCBB. The quotations set forth below reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

                                                    High*        Low*
                                                    ----         ----
Fourth Quarter Ended December 31, 2010             $ .97         $0.29
Third Quarter Ended September 30, 2010             $0.56         $0.56
Second Quarter Ended June 30, 2010                 $0.70         $0.46
First Quarter Ended March 31, 2010                 $0.46         $0.40

*Stock Price adjusted for 3:2 dividend paid on December 2, 2010.

(b) Holders of Common Stock

As of December 31, 2010, there were approximately 2,120 holders of record of our Common Stock and 60,288,707 shares issued and outstanding.

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

(e) Recent Sales of Unregistered Securities

On August 30, 2010, the Company authorized the issuance of 12,000,000 shares of restricted common stock, as per an Asset Exchange Agreement whereby an officer/director of the Company is to receive these shares of restricted common stock in exchange for cash of $8,000 and a computer software program with no assigned value, called the Social Network Action Platform
(SNAP). This software program was essential in order to launch the Company's website, www.monsteroffers.com.

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

On September 1, 2010, Monster Offers agreed to issue 825,000 shares of its unregistered common stock to Messrs. Stephen Hall (225,000 shares), Scott Wilcox (300,000 shares) and Paul West (300,000 shares) in exchange for their consulting services rendered and to be rendered to the Company. The shares will be issued pursuant to the exemption from registration provided by
Section 4(2) of the Securities Act. We believed that Section 4(2) was available because the offer and sale did not involve a public offering and there was not general solicitation or general advertising involved in the offer or sale. The shares of common stock issued will contain a legend restricting transferability absent registration or applicable exemption. Additionally, Messrs. Hall, Wilcox and West have agreed to lock-up these shares for two-years. (See Consulting Agreements, Exhibits 10.6, 10.7 and 10.8).

On November 18, 2010, Monster Offers (the "Company') issued 187,500 unregistered restricted shares to Emerging Growth Research, LLC in accordance with the terms of the Investor and Public Relations Agreement, dated November 10, 2010, entered into between us and Emerging Growth Research, LLC. We believe that the issuance is exempt from registration under Section 4(2) of the Securities Act of 1933, as amended.

We believed that Section 4(2) was available because the offer and sale did not involve a public offering and there was not general solicitation or general advertising involved in the offer or sale. Emerging Growth Research, LLC was provided access to all material information, which they requested and all information necessary to verify such information and was afforded access to our management in connection with this transaction. Emerging Growth Research, LLC acquired these securities for investment and not with a view toward distribution. The shares of common stock issued will contain a legend restricting transferability absent registration or applicable exemption.

On January 21, 2011 Monster Offers (the "Company') entered into an agreement with Equititrend Advisors, LLC, 11995 El Camino Real, Suite 301, San Diego, CA to provide and render public relations and communications services to the Company. The Company will issue four hundred thousand (400,000) unregistered restricted shares to Equititrend Advisors, LLC in accordance with the terms of the agreement, dated January 21, 2011. We believe that the issuance is exempt from registration under Section 4(2) of the Securities Act of 1933, as amended.

We believed that Section 4(2) was available because the offer and sale did not involve a public offering and there was not general solicitation or general advertising involved in the offer or sale. Equititrend Advisors, LLC was provided access to all material information, which they requested and all information necessary to verify such information and was afforded access to our management in connection with this transaction. Equititrend Advisors, LLC acquired these securities for investment and not with a view toward distribution. The shares of common stock issued will contain a legend restricting transferability absent registration or applicable exemption.

(f) Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the years ended December 31, 2010 or 2009.

On November 19, 2010, Monster Offers entered into an Exchange and Hold Harmless Agreement. In this Agreement, Mr. Scott J. Gerardi, director and president of the Company agreed to transfer and deliver 12,000,000 of his 15,000,000 restricted shares of Monster Offers to the Company in exchange for the Lead Generation Business Segment of Monster Offers including all contracts and assets of the Lead Generation Business Segment, including, but not limited to, the UnsubToday.com email marketing compliance software and the CYAClick.com traffic monetization software.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview of Current Operations
------------------------------

Monster Offers is a social media commerce for businesses.

Results of Operations for the year ended December 31, 2010
----------------------------------------------------------

During the twelve month period ended December 31, 2010, the Company generated $82,803 in revenues versus revenues of $267,909 for the same period last year.

During the year ending December 31, 2010, the Company had a net loss of $494,195 or $(0.01) per share versus a net income of $8,741 for the same period last year. Expenses represented general and administrative expenses, accounting, legal and professional fees, consulting services and general operational expenses.

Since the Company's inception, on February 23, 2007, the Company experienced a net loss of $(533,605). Management plans to cover the Company's expenses for the next twelve months, if the Company needs funding to cover its expenses.

As of December 31, 2010, our cash on hand was $36,531 and account receivable of $6,352, compared to $18,190 and $2,235 respectively as of our fiscal year end of December 31, 2009.

As of December 31, 2010, our total assets were $99,846, compared to $20,425 as of December 31, 2009. This increase was primarily due to prepaid associated with stock compensation.

As of December 31, 2010, our total current liabilities were $112,530 as compared to $1,350 as of December 31, 2009. This increase was due to two convertible notes totaling $88,000.

Total Stockholders' Deficit. Our stockholders' equity deficit was $(12,684) as of December 31, 2010 compared stockholders' equity of $19,075 as of December 31, 2009.

Year Ending December 31, 2010 Compared to Year Ending December 31, 2009.

Revenues.  We generated $82,803 in revenues for the year ended
December 31, 2010 as compared to $267,909 for the same period last year.
For the year ended December 31, 2010 and 2009, the Company received $9,352 and $267,909, respectively, from customers in which one of the Company's shareholders had ownership or was an affiliate, for work performed by subcontractors who are also related parties. Thus, commissions from related parties represent most of the Company's revenue. Management does not expect to receive any significant related party revenues through the end of its fiscal year. Additionally, the drop of revenues was accounted by management's decision to shift its business focus from affiliate marketing to building a social media commerce division.

Net Loss. We had a net loss of $494,195 or $(0.01) per share for the year ended December 31, 2010 compared to net income of $8,741 for the year ended December 31, 2009. This increase in net loss was primarily due to $410,618 in consulting services, whereby we issued shares of our unregistered restricted common stock to three consultants.

Operating expenses. Our operating expenses consisted of general and administrative expenses of $102,435 and $4,870 in advertising for the year ending December 31, 2010, as compared to $8,100 in general and administrative expenses and no advertising fees for the same period last year. The increased general and administrative expenses represented the additional expenses as the Company shifted its focus from affiliate marketing to social media commerce. Total expenses for the year ending December 31, 2010 were $575,167 versus $14,950 for the same period last year.


Liquidity and Capital Resources
-------------------------------

Our balance sheet as of December 31, 2010 reflects cash assets of $36,531 and $112,530 in current liabilities. Cash and cash equivalents from inception to date have been sufficient to provide the operating capital necessary to operate to date.

On February 23, 2007, a shareholder contributed capital of $400 for incorporating fees.

On December 11, 2007, the Company issued 16,875,000 shares of its common stock to its founder for $11,250 in cash. The Founder then transferred these shares to an outside party for the same price on December 31, 2007.

On December 15, 2007, a shareholder contributed capital of $585 for registration fees.

The Company was a subsidiary of Tropical PC, Inc. On December 31, 2007, the record shareholders of Tropical PC, Inc. received a spin off dividend of one
(1) common share, par value $0.001, of Monster Offers common stock for every share of Tropical PC, Inc. common stock owned for a total 1,215,000 (post-split) common shares issued. Of these 1,215,000 shares, 900,000 were returned and cancelled to the Company.

On December 31, 2007, the Company issued 11,250,000 shares of its common stock pursuant to a Regulation D 506 offering for $33,750 in cash.

On December 21, 2009, the Company authorized the sale of 20,250,000 unregistered restricted common shares in exchange for $13,500. $12,500 was received in December 2009, with a subscription receivable of $1,000 paid in January 2010.

In August 2010, the Company reached a mutually agreeable understanding with a non-affiliated shareholder to cancel 1,500,000 (post-split) unregistered common shares he owns. These unregistered restricted shares were issued in a private offering with the understanding that the shareholder would purchase these shares and provide technical expertise to the company. Since the services were not delivered to the company's satisfaction, it has been agreed that these 1,500,000 unregistered common shares will be canceled and returned to the Company.

On August 30, 2010, the Company authorized the issuance of 12,000,000 shares of restricted common stock, as per an Asset Exchange Agreement whereby an officer/director of the Company is to receive these shares of restricted common stock in exchange for cash of $8,000 and a computer software program with no assigned value, called the Social Network Action Platform (SNAP). This software program was essential in order to launch the Company's website, www.monsteroffers.com.

On September 1, 2010, the Company authorized the issuance of 825,000 unregistered restricted common shares to three shareholders in exchange for entering into consulting agreements and cash of $550. The services of these consultants was necessary for the launch of the Company's website by integrating the recently acquired software into the site. A total fair value of $351,550 was placed by expensing the normal hourly rate charged by these consultants for the services rendered during the quarter. A total of $150 was received from one consultant and has been reduced from total consulting expense. A total of $400 has been recorded as common stock receivable as of December 31, 2010.

On November 3, 2010, the Company issued 86,207 shares of its common stock as part of an S-8 registration with the SEC for legal and administrative services. These shares were issued for services, and expensed at the market stock price of $0.57 per share, for a total expense of $32,948.

On November 18, 2010, Monster Offers issued 187,500 unregistered restricted shares in exchange for Investor and Public Relations services as part of a service agreement dated November 10, 2010. The shares were issued at a market value of $0.63 per share for a total consulting expense of $78,338.

On November 18, 2010, the Company's Board of Directors approved a one-half-for-one (0.5:1) common stock dividend (the "dividend"), of the Company's issued and outstanding common stock, par value $0.001, with a record date of December 1, 2010 and a payment date of December 2, 2010. Each shareholder received a dividend of one (1) common share for every two (2) shares owned on the record date. As of the date the dividend was declared, there were 40,192,470 shares issued and outstanding. After the dividend, 60,288,707 shares were issued and outstanding. All shares contained herein are calculated post-split.

On November 18, 2010, the Company received 12,000,000 shares of its common stock in exchange for its "Lead Generation Business Segment" in a transaction with the Company's former officer, Scott J. Gerardi. These shares have no value and been returned to treasury stock as of December 31, 2010.

As of December 31, 2010 and December 31, 2009, the Company has 60,288,707 and 48,690,000 shares of its common stock issued and outstanding, respectively.

On November 5, 2010, Monster Offers completed a Securities Purchase Agreement with Asher Enterprises, Inc., for the sale of an 8% convertible note in the principal amount of $53,000. The Note bears interest at the rate of 8% per annum. All interest and principal must be repaid by the maturity date of July 18, 2011. The Note is convertible into common stock, at Asher's option, at a 36% discount to the average of the three lowest closing bid prices of the common stock during the 10 trading day period prior to conversion. This Note may not be prepaid in whole or in part.

Notwithstanding, we anticipate generating losses and therefore we may be unable to continue operations in the future. Management believes it needs to raise $500,000 to fully implement its business plan. Management believes it can begin to partially implement its Daily Deal business plan with its limited funds and resources. The Company entered into a drawdown equity financing agreement and registration rights agreement with Auctus Private Equity Fund, LLC, the selling stockholder. In accordance with the Agreements, Auctus has committed, subject to certain conditions, to purchase up to $10 million of the Company's common stock over a term of up to two years. Although the Company is not mandated to sell shares under the Agreements, the Agreements give the Company the option to sell to Auctus shares of common stock at a per share purchase price equal to 97% of the lowest closing bid price during the five trading days following the Company's delivery of notice to Auctus. At its option, the Company may set a floor price under which Auctus may not sell the shares which were the subject of the Notice. The floor shall be 75% of the average closing bid price of the stock over the preceding ten days prior to the Notice and can be waived at the discretion of the Company. The maximum amount of Common Stock that the Company can sell pursuant to any Notice is the greater of: (i) an amount of shares with an aggregate maximum purchase price of $500,000 or (ii) 200% of the average daily trading volume based on 20 days preceding the drawdown notice date. See Financial Footnote 3.

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

Significant changes in the number of employees
----------------------------------------------

As of December 31, 2010, we did not have any employees. We are dependent upon our sole officer and director for our future business development. As our operations expand we anticipate the need to hire additional employees, consultants and professionals; however, the exact number is not quantifiable at this time.

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

Critical Accounting Policies and Estimates
------------------------------------------

Revenue Recognition: In accordance with ASC 605 and SEC Staff Accounting Bulletin 104, fee revenue is recognized in the period that the Company's advertiser customer generates a sale or other agreed-upon action on the Company's affiliate marketing networks or as a result of the Company's services, provided that no significant Company obligations remain, collection of the resulting receivable is reasonably assured, and the fees are fixed or determinable. All transactional services revenues are recognized on a gross basis in accordance with the provisions of ASC Subtopic 605-45, due to the fact that the Company is the primary obligor, and bears all credit risk to its customer, and publisher expenses that are directly related to a revenue-generating event are recorded as a component of commission paid-related party.


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


                       De Joya Griffith & Company, LLC
                  ------------------------------------------
                  CERTIFIED PUBLIC ACCOUNTANTS & CONSULTANTS


            Report of Independent Registered Public Accounting Firm
            -------------------------------------------------------

To The Board of Directors and Stockholders
Monster Offers

We have audited the accompanying balance sheets of Monster Offers (A Development Stage Company) as of December 31, 2010 and 2009, and the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended and from inception (February 23, 2007) to December 31, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Monster Offers (A Development Stage Company) as of December 31, 2010 and 2009, and the results of their operations and cash flows for the years then ended and from inception (February 23, 2007) to December 31, 2010 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations, which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

De Joya Griffith & Company, LLC

/s/ De Joya Griffith & Company, LLC
Henderson, Nevada
April 14, 2011


                2580 Anthem Village Drive, Henderson, NV 89052
             Telephone (702) 563-1600  o  Facsimile (702) 920-8049

                               Monster Offers
                       (A Development Stage Company)
                               Balance Sheets

                                                  December 31,   December 31,
                                                     2010           2009
                                                   (Audited)      (Audited)
                                                 -------------  -------------
                                    ASSETS
  Current assets
    Cash & cash equivalents                      $     36,531   $     18,190
    Accounts receivable                                 6,352          2,235
    Prepaid stock compensation                         51,667              -
                                                 -------------  -------------
  Total current assets                                 94,550         20,425

    Unamortized financing fees                          5,296              -
                                                 -------------  -------------
TOTAL ASSETS                                     $     99,846   $     20,425
                                                 =============  =============

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

  Current liabilities
    Accounts payable & accrued interest          $     10,800   $      1,350
    Accrued liabilities                                 1,831              -
    Convertible notes payable, net of
      unamortized discount of $44,363                  99,899              -
                                                 -------------  -------------
  Total current liabilities                           112,530          1,350

                                                 -------------  -------------
  Total liabilities                                   112,530          1,350

  Stockholders' equity (deficit)
    Common stock, $0.001 par value, 75,000,000
      shares authorized, 60,288,706 and
      48,690,000 shares issued and outstanding
      as of 12/31/10 and 12/31/09, respectively        60,289         48,690
    Additional paid-in capital                        469,032         10,795
    Treasury stock 12,000,000 and 0
      as of 12/31/10 and 12/31/09, respectively             -              -
    Common stock receivable                            (8,400)        (1,000)
    Accumulated deficit during development
      stage                                          (533,605)       (39,410)
                                                 -------------  -------------
  Total stockholders' equity (deficit)                (12,684)        19,075
                                                 -------------  -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
(DEFICIT)                                        $     99,846   $     20,425
                                                 =============  =============

   The accompanying notes are an integral part of these financial statements.

                                Monster Offers
                         (A Development Stage Company)
                            Statements of Operations

                                                                Inception
                                    For the years ended     (February 23, 2007)
                                        December 31,          to December 31,
                                 ----------------------------  -------------
                                     2010           2009           2010
                                 -------------  -------------  -------------
REVENUES
  Commission revenue             $        250   $          -   $        777
  Commission revenue -
    related party                       9,352        267,909        326,247
  Services                             73,201              -         73,201
                                 -------------  -------------  -------------
Total revenues                         82,803        267,909        400,225

Cost of goods
  Commission paid-
    related party                           -        249,828        249,828
                                 -------------  -------------  -------------
Total cost of goods                         -        249,828        249,828

                                 -------------  -------------  -------------
Gross profit                           82,803         18,081        150,397

EXPENSES
  Advertising                           4,870              -         25,778
  Financing fees                       11,899              -         11,899
  Audit fees                            3,750          6,250         19,000
  Expenses of spinoff                       -              -          5,610
  General & administrative            102,435          8,100        168,268
  Professional fees                    14,595            600         20,608
  Officer compensation                 27,000              -         60,000
  Consulting services                 410,618              -        410,618
                                 -------------  -------------  -------------
Total operating expenses              575,167         14,950        721,781

Other expenses
  Interest expense                     (1,831)             -         (1,831)
  Debt forgiveness                          -          5,610          5,610
  Refund of expense                         -              -         34,000
                                 -------------  -------------  -------------
Total other expenses                   (1,831)         5,610         37,779
                                 -------------  -------------  -------------

Net income (loss)                $   (494,195)  $      8,741   $   (533,605)
                                 =============  =============  =============

Net loss per share - basic
and diluted                             (0.01)          0.00

Weighted average number of common
shares outstanding - basic and
diluted                            49,211,593     19,330,879

  The accompanying notes are an integral part of these financial statements.

                               Monster Offers
                       (A Development Stage Company)
                 Statement of Stockholders' Equity (Deficit)

                                                                            Deficit
                                                                          Accumulated
                             Additional   Common                            During Stockholders'
             Common Stock      Paid-in    Stock          Treasury Stock    Development  Equity
           Shares     Amount   Capital  Receivable     Shares     Amount     Stage    (Deficit)
        ------------ --------- -------- ----------  ------------ --------- ---------- ----------
Contributed
capital,
February
2007              -  $      -  $    400 $       -             -  $      -  $       -  $     400

Founders'
shares issued
for services
December
2007     16,875,000    16,875    (5,625)        -             -         -          -     11,250

Contributed
capital           -         -       585         -             -         -          -        585

Tropical PC
Spin off
shares    1,215,000     1,215    (1,215)        -             -         -          -          -

Shares
returned
to
Company    (900,000)     (900)      900         -             -         -          -          -

Shares issued
pursuant
to
offering 11,250,000    11,250    22,500         -             -         -          -     33,750

Net loss          -         -         -         -             -         -     (6,595)    (6,595)
        ------------ --------- -------- ----------  ------------ --------- ---------- ----------

Balance,
December 31,
2007     28,440,000    28,440    17,545         -             -         -     (6,595)    39,390

Net loss          -         -         -         -             -         -    (41,556)   (41,556)
        ------------ --------- -------- ----------  ------------ --------- ---------- ----------

Balance,
December 31,
2008     28,440,000    28,440    17,545         -             -         -    (48,151)    (2,166)

Private
placement,
December
2009     20,250,000    20,250    (6,750)   (1,000)            -         -          -     12,500

Net income        -         -         -         -             -         -      8,741      8,741
        ------------ --------- -------- ----------  ------------ --------- ---------- ----------

Balance,
December 31,
2009     48,690,000    48,690    10,795    (1,000)            -         -    (39,410)    19,075

Cancellation
of unearned
shares   (1,500,000)   (1,500)      500     1,000             -         -          -          -

Shares issued
for cash 12,000,000    12,000    (4,000)   (8,000)            -         -          -          -

Shares issued
for consulting
services    825,000       825   350,725      (400)            -         -          -    351,150

Shares issued
for services 86,207        86    32,862         -             -         -          -     32,948

Shares issued
for
consulting
services    187,500       188    78,150         -             -         -          -     78,338

Shares returned
to Company in
exchange for
business
segment                                             (12,000,000)        -          -          -

Net loss          -         -        -          -             -         -   (494,195)  (494,195)
        ------------ --------- -------- ----------  ------------ --------- ---------- ----------

Balance,
December 31,
2010     60,288,707  $ 60,289  $469,032 $  (8,400)  (12,000,000) $      -  $(533,605) $ (12,684)


  The accompanying notes are an integral part of these financial statements.

                                Monster Offers
                         (A Development Stage Company)
                            Statements of Cash Flows

                                                                Inception
                                    For the years ended     (February 23, 2007)
                                        December 31,          to December 31,
                                 ----------------------------  -------------
                                     2010           2009           2010
                                 -------------  -------------  -------------
OPERATING ACTIVITIES
  Net income (loss)              $   (494,195)  $      8,741   $   (533,605)
  Adjustments to reconcile net income
  (loss) to net cash used by
    operating activities:
      Financing fees                   11,899              -         11,899
      Common shares issued for
        services                      462,436              -        462,436
  Changes in operating assets
  and liabilities:
     Decrease (increase) in
       accounts receivable             (4,117)          (2,235)      (6,352)
     (Increase) in unamortized
       Financing fees                  (5,296)             -         (5,296)
        (Increase) in prepaid
       Stock compensation             (51,667)             -        (51,667)
     Increase (decrease) in
       accounts payable                 9,450         (7,285)        10,800
     Increase in accrued liabilities    1,831              -          1,831
                                  -------------  -------------  -------------
Net cash used by operating
  activities                          (69,659)          (779)      (109,954)

FINANCING ACTIVITIES
Proceeds from convertible notes
 payable                               88,000              -         88,000
Proceeds from
  issuance of common stock                  -         12,500         57,500
  Contributed capital                       -              -            985
                                 -------------  -------------  -------------
Net cash provided by financing
  activities                           88,000         12,500        146,485
                                 -------------  -------------  -------------

NET CHANGE IN CASH                     18,341         11,721         36,531
                                 -------------  -------------  -------------
CASH AND CASH EQUIVALENTS -
  BEGINNING OF PERIOD                  18,190          6,469              -
                                 -------------  -------------  -------------
CASH AND CASH EQUIVALENTS -
  END OF PERIOD                  $     36,531   $     18,190   $     36,531
                                 =============  =============  =============

SUPPLEMENTAL DISCLOSURES:
  Interest paid                  $          -   $          -   $          -
  Income taxes paid              $          -   $          -   $          -
  Non-cash investing
    and financing activities:
    Stock receivable             $      8,000   $          -   $          -


  The accompanying notes are an integral part of these financial statements.

                                Monster Offers
                         (A Development Stage Company)
                       Notes to the Financial Statements


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

Organization
-------------
Monster Offers (a development stage company) (the "Company") was incorporated under the laws of the State of Nevada, as Tropical PC Acquisition Corporation on February 23, 2007 ("Inception"). The Company is a popular daily deal aggregator, collecting daily deals from multiple sites in local communities across the U.S. and Canada. Focused on providing innovation and utility for Daily Deal consumers and providers, the company collects and publishes thousands of daily deals and allows consumers to organize these deals by geography or product categories, or to personalize the results using keyword search.

The Company earns fees via marketing services including the online promotion of its affiliate partners daily deals through its website, selling of industry data and analysis reports, and executing internet and social marketing campaigns for customers.

The Company was incorporated as a wholly-owned subsidiary of Tropical PC, Inc., a Nevada corporation. Tropical PC was incorporated September 22, 2004, and, at the time of spin-off was not listed on any exchange. On December 11, 2007, Tropical PC, Inc. amended its Articles of Incorporation to change its subsidiary's name to Monster Offers.

The directors of Tropical PC approved a spin off of its subsidiary in the form of a stock dividend as of December 31, 2007 (the "Record Date"). The record shareholders of Tropical PC received one (1) unregistered common share, par value $0.001, of Monster Offers Corporation common stock for every share of Tropical PC common stock owned. The Tropical PC Corporation stock dividend was based on 810,000 shares of Tropical PC common stock that were issued and outstanding as of the record date.

Tropical PC spun off its wholly owned Monster Offers subsidiary in exchange for $5,000. The spin-off transaction was accomplished by the exchange of $5,000 for a subsidiary which included the same shareholder base as Tropical PC. It did not include the transfer of any hard assets or liabilities. This spin off was valued at par value since the company held no assets, was uncertain as to future benefit, the stock was not trading, and the company had not even received a stock symbol.

Tropical PC retained no ownership in Monster Offers following the spinoff. Monster Offers is no longer a subsidiary of Tropical PC, Inc.

Year end
--------
The Company's fiscal year-end is December 31.

                                Monster Offers
                         (A Development Stage Company)
                       Notes to the Financial Statements


Basis of Accounting
-------------------
These financial statements are prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America.

Cash and Cash Equivalents
-------------------------
The Company considers all short-term investments with a maturity of three months or less at the date of purchase to be cash equivalents. As of December 31, 2010 and 2009, there are no cash equivalents.

Use of Estimates
-----------------
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Advertising
------------
Advertising costs are expensed when incurred. The Company incurred advertising expenses of $4,870 and $0 for the years ended December 31, 2010 and 2009, respectively. For the period since inception on February 23, 2007 through the year ended December 31, 2010, the Company has incurred advertising expenses of $25,778.

Revenue Recognition
-------------------
In accordance with ASC 605 and SEC Staff Accounting Bulletin 104, fee revenue is recognized in the period that the Company's advertiser customer generates a sale or other agreed-upon action on the Company's affiliate marketing networks or as a result of the Company's services, provided that no significant Company obligations remain, collection of the resulting receivable is reasonably assured, and the fees are fixed or determinable. All transactional services revenues are recognized on a gross basis in accordance with the provisions of ASC Subtopic 605-45, due to the fact that the Company is the primary obligor, and bears all credit risk to its customer, and publisher expenses that are directly related to a revenue-generating event are recorded as a component of commission paid-related party.

                                Monster Offers
                         (A Development Stage Company)
                       Notes to the Financial Statements


Earnings per Share
-------------------
Historical net (loss) per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share include additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of securities or other contracts to issue common stock that were exercised or converted into common stock or resulted in the issuance of common stock that shared in the earnings of the entity. As of December 31, 2010 and 2009, the Company had no potential common stock Equivalents.

Accounts receivable
-------------------
Accounts receivable are stated at the amount management expects to collect from balances outstanding at year end. Management provides for probable uncollectible amounts through a charge to earnings and a credit to an allowance based on its assessment of the current status of individual accounts. Balances that are still outstanding after management has used reasonable collection efforts are written off through a charge to the valuation allowance. As of December 31, 2010 and 2009, we have $6,352 and $2,235 in accounts receivable and no amounts charged to allowance for doubtful accounts.

Fair Value of Financial Instruments
-----------------------------------
The carrying amounts of the financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities, approximate fair value due to the short maturities of these financial instruments. The notes payable are also considered financial instruments whose carrying amounts approximate fair values.

                                Monster Offers
                         (A Development Stage Company)
                       Notes to the Financial Statements


Stock-based compensation
------------------------
The Company records stock based compensation in accordance with the guidance in ASC Topic 718 which requires the Company to recognize expenses related to the fair value of its employee stock option awards. This eliminates accounting for share-based compensation transactions using the intrinsic value and requires instead that such transactions be accounted for using a fair-value-based method. The Company recognizes the cost of all share-based awards on a graded vesting basis over the vesting period of the award.

ASC 505, "Compensation-Stock Compensation", establishes standards for the accounting for transactions in which an entity exchanges its equity instruments to non-employees for goods or services. Under this transition method, stock compensation expense includes compensation expense for all stock-based compensation awards granted on or after January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of ASC
505. As of December 31, 2010 and 2009, there were no employee stock options issued or outstanding.

Fair value of financial instruments
-----------------------------------
Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2010 and 2009. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

Level 1: The preferred inputs to valuation efforts are "quoted prices in active markets for identical assets or liabilities," with the caveat that the reporting entity must have access to that market. Information at this level is based on direct observations of transactions involving the same assets and liabilities, not assumptions, and thus offers superior reliability. However, relatively few items, especially physical assets, actually trade in active markets.

Level 2: FASB acknowledged that active markets for identical assets and liabilities are relatively uncommon and, even when they do exist, they may be too thin to provide reliable information. To deal with this shortage of direct data, the board provided a second level of inputs that can be applied in three situations.

Level 3: If inputs from levels 1 and 2 are not available, FASB acknowledges that fair value measures of many assets and liabilities are less precise. The board describes Level 3 inputs as "unobservable," and limits their use by saying they "shall be used to measure fair value to the extent that observable inputs are not available." This category allows "for situations in which there is little, if any, market activity for the asset or liability at the measurement date". Earlier in the standard, FASB explains that "observable inputs" are gathered from sources other than the reporting company and that they are expected to reflect assumptions made by market participants.

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

Going Concern
-------------
These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. Since inception (February 23, 2007) through December 31, 2010 and 2009, the Company recognized an accumulated deficit during development stage of approximately $533,605 and $39,410, respectively. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations.

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

On December 11, 2007, the Company issued 16,875,000 shares of its common stock to its founder for $11,250 in cash. The Founder then transferred these shares to an outside party for the same price on December 31, 2007.

On December 15, 2007, a shareholder contributed capital of $585 for registration fees.

The Company was a subsidiary of Tropical PC, Inc. On December 31, 2007, the record shareholders of Tropical PC, Inc. received a spin off dividend of one
(1) common share, par value $0.001, of Monster Offers common stock for every share of Tropical PC, Inc. common stock owned for a total 1,215,000 (post-split) common shares issued. Of these 1,215,000 shares, 900,000 were returned and cancelled to the Company.

                                Monster Offers
                         (A Development Stage Company)
                       Notes to the Financial Statements


On December 31, 2007, the Company issued 11,250,000 shares of its common stock pursuant to a Regulation D 506 offering for $33,750 in cash.

On December 21, 2009, the Company authorized the sale of 20,250,000 unregistered restricted common shares in exchange for $13,500. $12,500 was received in December 2009, with a subscription receivable of $1,000 paid in January 2010.

In August 2010, the Company reached a mutually agreeable understanding with a non-affiliated shareholder to cancel 1,500,000 (post-split) unregistered common shares he owns. These unregistered restricted shares were issued in a private offering with the understanding that the shareholder would purchase these shares and provide technical expertise to the company. Since the services were not delivered to the company's satisfaction, it has been agreed that these 1,500,000 unregistered common shares will be canceled and returned to the Company.

On August 30, 2010, the Company authorized the issuance of 12,000,000 shares of restricted common stock, as per an Asset Exchange Agreement whereby an officer/director of the Company is to receive these shares of restricted common stock in exchange for cash of $8,000 and a computer software program called the Social Network Action Platform (SNAP). This software program was essential in order to launch the Company's website, www.monsteroffers.com. Until such time as the company can complete a thorough evaluation of the intangible acquired, as of September 30, 2010, the Company placed a nominal value on the software, based at par value $0.001 of the stock to be issued for this software.

On September 1, 2010, the Company authorized the sale of 825,000 unregistered restricted common shares to three shareholders in exchange for entering into consulting agreements and cash of $550. The services of these consultants was necessary for the launch of the Company's website by integrating the recently acquired software into the site. A total fair value of $351,550 was placed by expensing the normal hourly rate charged by these consultants for the services rendered during the quarter. A total of $150 was received from one consultant and has been reduced from total consulting expense. A total of $400 has been recorded as common stock receivable as of December 31, 2010.

On November 3, 2010, the Company issued 86,207 shares of its common stock as part of an S-8 registration with the SEC for legal and administrative services. These shares were issued for services, and expensed at the market stock price of $0.57 per share, for a total expense of $32,948.

On November 18, 2010, Monster Offers issued 187,500 unregistered restricted shares in exchange for Investor and Public Relations services as part of a service agreement dated November 10, 2010. The shares were issued at a market value of $0.63 per share for a total consulting expense of $78,338.

                                Monster Offers
                         (A Development Stage Company)
                       Notes to the Financial Statements


On November 18, 2010, the Company's Board of Directors approved a one-half-for-one (0.5:1) common stock dividend (the "dividend"), of the Company's issued and outstanding common stock, par value $0.001, with a record date of December 1, 2010 and a payment date of December 2, 2010. Each shareholder received a dividend of one (1) common share for every two (2) shares owned on the record date. As of the date the dividend was declared, there were 40,192,470 shares issued and outstanding. After the dividend, 60,288,707 shares were issued and outstanding. All shares contained herein are calculated post-split.

On November 18, 2010, the Company received 12,000,000 shares of its common stock in exchange for its "Lead Generation Business Segment" in a transaction with the Company's former officer, Scott J. Gerardi. These shares have no value and been returned to treasury stock as of December 31, 2010.

As of December 31, 2010 and December 31, 2009, the Company has 60,288,707 and 48,690,000 shares of its common stock issued and outstanding, respectively.


NOTE 3 - DRAWDOWN EQUITY FINANCING AGREEMENT

On December 29, 2010, the Company entered into a drawdown equity financing agreement and registration rights agreement (collectively the "Agreements") with Auctus Private Equity Fund, LLC ("Auctus"), the selling stockholder. In accordance with the Agreements, Auctus has committed, subject to certain conditions, to purchase up to $10 million of the Company's common stock over a term of up to two years. Although the Company is not mandated to sell shares under the Agreements, the Agreements give the Company the option to sell to Auctus shares of common stock at a per share purchase price equal to 97% of the lowest closing bid price during the five trading days following the Company's delivery of notice to Auctus (the "Notice"). At its option, the Company may set a floor price under which Auctus may not sell the shares which were the subject of the Notice. The floor shall be 75% of the average closing bid price of the stock over the preceding ten days prior to the Notice and can be waived at the discretion of the Company. The maximum amount of Common Stock that the Company can sell pursuant to any Notice is the greater of: (i) an amount of shares with an aggregate maximum purchase price of $500,000 or (ii) 200% of the average daily trading volume based on 20 days preceding the drawdown notice date.

Auctus is not required to purchase the shares, unless the shares which are subject to the Notice have been registered for resale and are freely tradable in accordance with the federal securities, including the Securities Act of 1933, as amended, laws and except for conditions outside of Auctus' control.

                                Monster Offers
                         (A Development Stage Company)
                       Notes to the Financial Statements


At the assumed offering price of $0.26 per share, we will be able to receive up to $1,950,000 in gross proceeds, assuming the sale of the entire 7,500,000 shares being registered hereunder pursuant to the Drawdown Equity Financing Agreement. We would be required to register 30,961,538 additional shares to obtain the balance of $10,000,000 under the Drawdown Equity Financing Agreement at the assumed offering price of $0.26. Management believes the Company will require $500,000 over the next six months through this Drawdown Equity Financing Agreement. There is uncertainty as to whether we will ever receive the full $10 million available under the equity line agreement. It is unlikely, that we will be required to register more shares, unless management identifies a major acquisition or opportunity for the Company.

The Company is obligated to file with the U.S. Securities and Exchange Commission (the "SEC") a registration statement on Form S-1, within 30 days from the date of the Agreements and to use all commercially reasonable efforts to have such registration statement declared effective by the SEC within 120 days of filing. The Company has agreed to pay Auctus an aggregate amount of $7,500 as an origination fee with respect to the
transaction.   This is a non-refundable origination fee equal to Two
Thousand Five Hundred ($2,500) Dollars which was paid upon execution of the Drawdown Equity Financing Facility term sheet and Five Thousand ($5,000) Dollars in cash which will be taken out of the proceeds of the first Drawdown.


NOTE 4 - CONVERTIBLE NOTES PAYABLE

On November 9, 2010, the Company entered into an agreement with Asher Enterprises, Inc., a Delaware corporation, an accredited investor, whereby Asher Enterprises loaned the Company the aggregate principal amount of $53,000 together with any interest at the rate of eight percent (8%) per annum, until the maturity date of July 18, 2011. The original issue discount note, as described in ASC 480-55, may not be prepaid in whole or in part. If the Note is not paid in full with interest on the maturity date, the note holder has the right to convert this Note into restricted common shares of the Company. The conversion price shall equal the "Variable Conversion Price" (subject to equitable adjustments for stock splits, stock dividends or rights offerings by the Borrower). The "Variable Conversion Price" shall mean 61% multiplied by the Market Price (representing a discount rate of 39%). "Market Price" means the average of the lowest three (3) Trading Prices for the Common Stock during the ten (10) Trading Day period ending one Trading Day prior to the date the Conversion Notice is sent by the Holder to the Borrower via facsimile. The original issue discount note is for $53,000 and contains a discount of $24,473. For the year ended December 31, 2010, $9,413 had been amortized and expensed.

On December 1, 2010, an additional convertible note payable in the amount of $35,000 was entered into with Asher Enterprises with identical terms as the note entered into on November 9, 2010. The maturity date being August 29, 2011, with interest accruing at 8% per annum. If the Note is not paid in full with interest on the maturity date, the note holder has the same right to convert this Note into restricted common shares of the Company with the same discount as the note described above. The original issue discount note is for $35,000 and contains a discount of $19,891. For the year ended December 31, 2010, $2,486 had been amortized and expensed.

                                Monster Offers
                         (A Development Stage Company)
                       Notes to the Financial Statements



NOTE 5 - PROVISION FOR INCOME TAXES

For the years ended December 31, 2010 and 2009, the Company had a generated net operating income and had incurred net operating loss, respectively. Although the Company had net income during 2009, net operating losses have been reduced and no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At December 31, 2010 and 2009, the Company had approximately and $122,987 and $39,410 of federal and state net operating losses, respectively. The net operating loss carryforwards, if not utilized, will begin to expire in 2027. The provision for income taxes consisted of the following components for the year ended December 31:

The components of the Company's deferred tax asset are as follows:

                                                      December 31,
                                                   2010          2009
   Deferred tax assets:
   Net operating loss carryforwards                43,045        13,794
   Valuation allowance                            (43,045)      (13,794)
                                                 ---------      --------
   Total deferred tax assets                            -             -
                                                 =========      ========

                                Monster Offers
                         (A Development Stage Company)
                       Notes to the Financial Statements


The valuation allowance for deferred tax assets as of December 31, 2010 and 2009 was $43,045 and $13,794, respectively. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not the deferred tax assets would not be realized as of December 31, 2010 and 2009, and recorded a full valuation allowance.

Reconciliation between the statutory rate and the effective tax rate is as follows at December 31:

                                                     2010 & 2009
   Federal statutory tax rate                           (35%)
   Permanent difference and other                        35%
                                                         ---
                                                          0%
                                                         ===


NOTE 6 - RELATED PARTY TRANSACTIONS

For the years ended December 31, 2010 and 2009, the Company received $82,803 and $267,909, respectively, from customers in which one of the Company's shareholders had ownership or was an affiliate, for work performed by subcontractors who are also related parties. Thus, commissions from related parties represent most of the Company's revenue.

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

As discussed in Note 2, on August 5, 2010, the Company entered into an Asset Exchange Agreement whereby an officer/director of the Company received 12,000,000 shares of restricted common stock in exchange for cash of $8,000 and a computer software program with no assigned value, called the Social Network Action Platform (SNAP).

                                Monster Offers
                         (A Development Stage Company)
                       Notes to the Financial Statements


As discussed in Note 2, on November 18, 2010, the Company received 12,000,000 shares of its common stock in exchange for its "Lead Generation Business Segment" in a transaction with the Company's former officer, Scott J. Gerardi.

On November 18, 2010, an officer/director of the Company contributed a software program to the Company that was developed for use by DrHealthSHares.com, a Web 3.0 social commerce solution for health and wellness that empowers like-minded collaborators to harness the collective knowledge and experience of the social crowd to improve the depth, breadth, and value of health information. Until such time as the Company can complete a thorough evaluation of the intangible acquired, as of November 18, 2010, the Company placed a nominal value on the software.

For the years ended December 31, 2010 and 2009, the Company received $76,553 and $267,909, respectively, from customers in which one of the Company's shareholders had ownership or was an affiliate, for work performed by subcontractors who are also related parties. The bulk of the commissions paid to related parties include: Azure Software SRG, a company based in Romania, who received commissions based on the amount of revenues it generated through the Company's affiliated and now discontinued lead generation platform. Additionally, SJG Ventures, who is beneficially owned by Scott J. Gerardi, received commissions for generating revenues by bringing increased (web) traffic to the Company's Internet advertising programs.
Mr. Gerardi, subsequent to these transactions, became the President/Director and a shareholder of the Company. He has since resigned as officer/director of the Company. Also, Jonathan W. Marshall received an agency fee from the Company, prior to serving as past officer and director of the Company. Each of these transactions resulted in a synergistic correlation between the amount of revenues these entities/individuals brought to the company versus the commissions they received for these revenues. The Company classified these transactions in their financial statements as related party transactions. Thus, commissions from related parties represent most of the Company's revenue.

NOTE 7 - CONCENTRATION OF CREDIT RISKS

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


NOTE 8 - SUBSEQUENT EVENTS

On January 21, 2011 Monster Offers (the "Company') entered into an agreement with a Company to provide and render public relations and communications services to the Company. The Company issued four hundred thousand (400,000) unregistered restricted shares to Equititrend Advisors, LLC in accordance with the terms of the agreement.

                                Monster Offers
                         (A Development Stage Company)
                       Notes to the Financial Statements


On or about January 27, 2011, the Company entered into an agreement with Asher Enterprises, Inc., a Delaware corporation, an accredited investor, whereby Asher Enterprises loaned the Company the aggregate principal amount of $30,000 together with any interest at the rate of eight percent (8%) per annum, until the maturity date October 31, 2011. This Note may not be prepaid in whole or in part. If the Note is not paid in full with interest on the maturity date, the note holder has the right to convert this Note into restricted common shares of the Company. The conversion price shall equal the "Variable Conversion Price" (subject to equitable adjustments for stock splits, stock dividends or rights offerings by the Borrower). The "Variable Conversion Price" shall mean 61% multiplied by the Market Price (representing a discount rate of 39%). "Market Price" means the average of the lowest three
(3) Trading Prices for the Common Stock during the ten (10) Trading Day period ending one Trading Day prior to the date the Conversion Notice is sent by the Holder to the Borrower via facsimile.

On March 14, 2011, Monster Offers (the "Company") entered into Strategic Alliance and Licensing Agreement with SSL5, a Nevada corporation. SSL5 has developed technology services pertaining to a mobile financial services platform, which provides secure person-to-person mobile money transfer services. Monster Offers and SSL5 formed a strategic alliance with respect to the integration, use and commercialization of Monster Offers and SSL5 Existing Intellectual Property to create new and derivative intellectual property to introduce to various markets. Monster Offers obtained a license of the Existing SSL5 Intellectual Property for the exclusive use of the strategic alliance. As consideration for this license, Monster Offers will issue 3,000,000 of its unregistered restricted shares to SSL5.

Monster Offers and SSL5 plan to establish a new company (NewCo) as a 100% owned subsidiary of Monster Offers, in the State of Nevada, and to contribute the license of the Existing SSL5 Intellectual Property into the NewCo for its use and future development of new and derivative intellectual property. Any new and derivative intellectual property developed in conjunction with this Strategic Alliance and Licensing Agreement shall be owned exclusively by NewCo. As further consideration, Monster Offers agreed to provide SSL5 with a consulting agreement, stock options, and a seat on the Monster Offers board of directors to develop ongoing product strategy and development services.

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

With the participation of the chief executive officer and chief financial officer, our management evaluated the effectiveness of the Company's internal control over financial reporting as of December 31, 2010 based upon the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the assessment performed using the criteria established by COSO, management has concluded that the Company maintained ineffective internal control over financial reporting in the following areas:

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



4) inadequate recordkeeping during the year ended December 31, 2010, of which has been identified and addressed in future periods; and

The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of December 31, 2010.

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


Name                      Age                 Position
-------------             ---                 ------------------------------
Paul Gain                 49                  Chairman and Chief
                                              Executive Officer
----------------------------------------------------------------------------

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


Biography of Paul Gain, CEO & Director
--------------------------------------

Mr. Gain is a software industry veteran with over 24 years of experience working for startup and early-stage companies that pioneered new business concepts and technologies. His efforts helped shape strategies into business results. His accomplishments include the launch, management, and sale of several software technology and services companies, along with key management
positions in emerging technology companies.   The following provides a
summary of his recent past experience:

Prime Mover Global, LLC (July 2007 - August 2010) Mr. Gain was Manager and CEO of Prime Mover Global, LLC. He and his team developed innovative technology assets including product configuration and simulation tools, and a web 2.0 social commerce platform. The Company also generated revenues by providing outsourced consulting services to organizations in web 2.0 social networking, online commerce, strategic business planning & development, IT strategy, design, and management.

Lydian Technology (February, 2006 - June, 2007) After the successful sale of WellFound Decade Corporation to Lydian Trust, Mr. Gain was retained as CEO of Lydian Technology Group. His roles included the integration of existing business operations, product strategy, and people, providing technology solutions to the financial services and mortgage industry.

Wellfound / Decade Corporation (September, 2002 - February, 2006) Mr. Gain held the CEO position of WellFound technology, an internet era systems integration services company. He re-focused the team towards the development of a "service-oriented architecture" technology integration platform, restructured the development resources to leverage a global development team process, and successfully launched the resulting platform and company into the financial services industry as a complete newcomer.

VelociGen / Blue Titan Corporation (2000 - 2002) Mr. Gain was hired by the outside investors of VelociGen as Senior VP of Business Development to help shape the company's business model and strategy for a new web services product line. The company had developed a set of tools and needed to package these tools into a product suite that could provide value to its target clients. Blue Titan was then eventually sold to SOA Software.

CMstat Corporation (1986 - 1997) Mr. Gain founded and served as President and CEO of CMstat Corporation, a Configuration and Product Data Management enterprise software company focused primarily in the aerospace, telecommunications, and government markets. While at CMstat, he was recognized worldwide as a leading authority and speaker in Configuration and Product Data Management, and eventually led the CMstat team to a acquisition by VSE Corporation (NASDAQ: VSEC).

Education:
----------

Mr. Gain is a graduate of Ferris State University in Michigan, with degrees in Business Management, Automotive Technology, and Mechanical Engineering


Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires our executive officer and director, and persons who beneficially own more than ten percent of our common stock, to file initial reports of ownership and reports of changes in ownership with the SEC. Executive officers, directors and greater than ten percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based upon a review of the copies of such forms furnished to us and written representations from our executive officer and director, we believe that as of the date of this report they were not current in their 16(a) reports.

Board of Directors
------------------

Our board of directors currently consists of one member, Mr. Paul Gain. Our directors serve one-year terms.

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

Item 11.  Executive Compensation

The following table sets forth certain compensation information for: (i) each person who served as the chief executive officer of our company at any time during the year ended December 31, 2010, regardless of compensation level, and (ii) each of our other executive officers, other than the chief executive officer, serving as an executive officer at any time during 2009. The foregoing persons are collectively referred to herein as the "Named Executive Officers." Compensation information is shown for fiscal years 2010, 2009, 2008 and 2007.

SUMMARY COMPENSATION TABLES
                         ----------------------------------------------------
                                        Annual Compensation
                         ----------------------------------------------------
     Name and       Year                           Stock        Option
Principal Position  End  Salary ($)   Bonus ($)   Awards ($)     Awards($)
-----------------------------------------------------------------------------
Paul Gain
Chairman/CEO       2010   $ 27,000     -0-         -0-              -0-

Jonathan W. Marshall
Director/President/
CFO/Secretary      2009   $    -0-     -0-         -0-              -0-

Nate Kaup
Former Director/
President/
CFO/Secretary      2008    33,000      -0-         -0-              -0-
                   2007       -0-      -0-         -0-              -0-
-----------------------------------------------------------------------------

                        Non-equity       Nonqualified    All
                        Incentive        Deferred        Other
Name and Principal Year Plan($)          Compensation    Compens-
     Position       End Compensation ($) Earnings($)     ation ($)   Total($)
-----------------------------------------------------------------------------
Paul Gain
Chairman/CEO       2010 $-0-             -0-             -0-              -0-

Jonathan W. Marshall
Director/President/
CFO/Secretary      2009 $-0-             -0-             -0-              -0-

Nate Kaup
Director/President/
CFO/Secretary      2008 $-0-             -0-             -0-         $33,000
                   2007 $-0-             -0-             -0-              -0-
-----------------------------------------------------------------------------

We do not maintain key-man life insurance for our executive officer/director. We do not have any long-term compensation plans, stock option plans or employment agreements with our executive officer/director.

Stock Option Grants
-------------------

We did not grant any stock options to the executive officer or director from inception through fiscal year end December 31, 2010.


Outstanding Equity Awards at 2010 Fiscal Year-End
-------------------------------------------------

We did not have any outstanding equity awards as of December 31, 2010.


Option Exercises for Fiscal 2010
--------------------------------

There were no options exercised by our named executive officer in fiscal
2010.


Potential Payments Upon Termination or Change in Control
--------------------------------------------------------

We have not entered into any compensatory plans or arrangements with respect to our named executive officer, which would in any way result in payments to such officer because of his resignation, retirement, or other termination of employment with us or our subsidiaries, or any change in control of, or a change in his responsibilities following a change in control.

Director Compensation
---------------------

Our director was not paid any compensation during the fiscal year ending December 31, 2010. Our former director was paid a total of $33,000 in compensation during fiscal year ending December 31, 2008.


Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the beneficial ownership of our common stock as of the date of this prospectus by (i) each Named Executive Officer, (ii) each member of our Board of Directors, (iii) each person deemed to be the beneficial owner of more than five percent (5%) of any class of our common stock, and (iv) all of our executive officers and directors as a group. Unless otherwise indicated, each person named in the following table is assumed to have sole voting power and investment power with respect to all shares of our common stock listed as owned by such person.

                                          AMOUNT AND
                                          NATURE OF
TITLE OF    NAME OF BENEFICIAL            BENEFICIAL         PERCENT OF
CLASS       OWNER AND POSITION            OWNERSHIP          CLASS(1)
-----------------------------------------------------------------------------
Common      Paul Gain (1)                14,700,000             24.1%
            President

Common      Powerhouse Development (4)   16,875,000             27.7%
            Shareholder
-----------------------------------------------------------------------------
DIRECTORS AND OFFICERS AS A GROUP
                     (1 person)          14,700,000             24.1%


(1)  Percent of Class based on 60,888,707 shares
(2)  Paul Gain, P.O. Box 1092, Bonsall, CA  92003
(3) Powerhouse Development, a Panamanian Corporation, Box 832-0816, World Trade Center, Panama City Panama. Marisela Simmons has the voting and dispositive power over the shares owned by this entity.


----------------------------------------------------------------------------

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

For the years ended December 31, 2010 and 2009, the Company received $76,553 and $267,909, respectively, from customers in which one of the Company's shareholders had ownership or was an affiliate, for work performed by subcontractors who are also related parties. The bulk of the commissions paid to related parties include: Azure Software SRG, a company based in Romania, who received commissions based on the amount of revenues it generated through the Company's affiliated and now discontinued lead generation platform. Additionally, SJG Ventures, who is beneficially owned by Scott J. Gerardi, received commissions for generating revenues by bringing increased (web) traffic to the Company's Internet advertising programs.
Mr. Gerardi, subsequent to these transactions, became the President/Director and a shareholder of the Company. He has since resigned as officer/director of the Company. Also, Jonathan W. Marshall received an agency fee from the Company, prior to serving as past officer and director of the Company. Each of these transactions resulted in a synergistic correlation between the amount of revenues these entities/individuals brought to the company versus the commissions they received for these revenues. The Company classified these transactions in their financial statements as related party transactions. Thus, commissions from related parties represent most of the Company's revenue.

Item 14. Principal Accountant Fees and Services.

De Joya Griffith & Company, LLC served as our principal independent public accountants for the fiscal years ending December 31, 2010 and 2009. Aggregate fees billed to us for the years ended December 31, 2010 and 2009 were as follows:


                                                         For the Years Ended
                                                              December 31,
                                                         -------------------
                                                            2010      2009
                                                         -------------------
(1) Audit Fees(1)                                          $14,500  $6,250
(2) Audit-Related Fees                                       -0-       -0-
(3) Tax Fees                                                 -0-       -0-
(4) All Other Fees                                           -0-       -0-

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


Audit Committee Policies and Procedures
---------------------------------------

We do not have an audit committee; therefore our sole director pre-approves all services to be provided to us by our independent auditor. This process involves obtaining (i) a written description of the proposed services, (ii) the confirmation of our Principal Accounting Officer that the services are compatible with maintaining specific principles relating to independence, and
(iii) confirmation from our securities counsel that the services are not among those that our independent auditors have been prohibited from performing under SEC rules. Our sole director then makes a determination to approve or disapprove the engagement of De Joya Griffith & Company, LLC for the proposed services. In the fiscal year ending December 31, 2010, all fees paid to De Joya Griffith & Company, LLC were unanimously pre-approved in accordance with this policy.

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

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules.


The following information required under this item is filed as part of this report:

(a) 1. Financial Statements

                                                                     Page
                                                                     ----
Management's Report on Internal Control Over Financial Reporting       36
Report of Independent Registered Public Accounting Firm               F-1
Balance Sheets                                                        F-2
Statements of Operations                                              F-3
Statement of Stockholders' Equity  (Deficit)                          F-4
Statements of Cash Flows                                              F-5

(b) 2. Financial Statement Schedules

None.

(c) 3. Exhibit Index

                                                     Incorporated by Reference
                                                     -------------------------
                                        Filed          Period           Filing
Exhibit       Exhibit Description     herewith  Form   ending  Exhibit   date
-------------------------------------------------------------------------------
 3.1       Articles of Incorporation,            SB-2          3.1   01/15/2008
           as currently in effect
-------------------------------------------------------------------------------
 3.2       Bylaws                                SB-2          3.2   01/15/2008
           as currently in effect
-------------------------------------------------------------------------------
 3.3       Amended Articles of                   SB-2          3.3   01/15/2008
           Incorporation as currently
           in effect.
-------------------------------------------------------------------------------
10.1       Asset Exchange Agreement by           8-K          10.1   09/02/2010
           and between Monster Offers and
           Prime Mover Global, LLC, dated
           August 5, 2010.
-------------------------------------------------------------------------------
10.2       Share Lock-Up Agreement with          8-K          10.2   09/02/2010
           Scott J. Gerardi dated,
           August 6, 2010.
-------------------------------------------------------------------------------
10.3       Share Lock-Up Agreement with          8-K          10.3   09/02/2010
           Powerhouse Development dated,
           August 6, 2010.
-------------------------------------------------------------------------------
10.4       Share Lock-Up Agreement with          8-K          10.4   09/02/2010
           Paul Gain dated, August 6, 2010.
-------------------------------------------------------------------------------
10.5       Share Lock-Up Agreement with          8-K          10.5   09/02/2010
           Jonathan W. Marshall, dated,
           August 6, 2010.
-------------------------------------------------------------------------------
10.6       Investor and Public Relations         8-K          10.9   11/19/2010
           Agreement between Monster Offers
           and Emerging Growth Research, LLC,
           dated November 10, 2010.
-------------------------------------------------------------------------------
10.7       Exchange and Hold Harmless            8-K          10.10  11/24/2010
           Agreement  with Scott J. Gerardi
           dated November 19, 2010.
-------------------------------------------------------------------------------

-------------------------------------------------------------------------------
10.8       Drawdown Equity Financing             8-K          10.6   01/03/2011
           Agreement between Monster Offers
           and Auctus Private Equity Fund,
           LLC dated December 23, 2010.
-------------------------------------------------------------------------------
10.9       Registration Rights Agreement         8-K          10.7   01/03/2011
           between Monster Offers and
           Auctus Private Equity Fund, LLC
           dated December 23, 2010.
-------------------------------------------------------------------------------
10.10      Consulting Agreement with             S-8          10.1  -1//27/2011
           Christian R. Hansen, dated
           January 21, 2011
-------------------------------------------------------------------------------
10.11      Investor and Public Relations         8-K         10.11  02/03/2011
           Agreement between Monster Offers
           and Equititrend Advisors, LLC,
           dated January 21, 2011.
-------------------------------------------------------------------------------
10.12      Strategic Alliance and Licensing      8-K          10.12  03/16/2011
           Agreement between Monster Offers
           and SSL5, dated March 14, 2011.
-------------------------------------------------------------------------------
23.1       Consent Letter from De Joya    X
           Griffith & Company, LLC
-------------------------------------------------------------------------------
31.1       Certification of President     X
           and Principal Financial
           Officer, pursuant to Section
           302 of the Sarbanes-Oxley
           Act
-------------------------------------------------------------------------------
31.2       Certification of President     X
           and Principal Financial
           Officer, pursuant to Section
           906 of the Sarbanes-Oxley
           Act
-------------------------------------------------------------------------------

                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

      Monster Offers
--------------------------
        Registrant

By: /s/ Paul Gain
    ---------------------------
        Paul Gain
        Chief Executive Officer
        and Director

Date:  April 15, 2011
       --------------

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities and on the dates indicated have signed this report below.


By: /s/ Paul Gain
    --------------------------------
        Paul Gain
        President, Secretary,
        Treasurer and Director
        (Principal Executive,
        Principal Financial and
        Principal Accounting Officer)


Date:  April 15, 2011
       --------------