Form 10-Q
period 2011-03-31
Monster Offers
filed 2011-05-23
CIK 1423746

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 2011

                                       OR

          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ______ to ______

                        Commission file number   000-53266

                                MONSTER OFFERS
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Nevada                                          26-1548306
-------------------------------                           -------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification No.)

                  4056 Valle Del Sol, Bonsall, CA  92003
               Mail Delivery - P.O. Box 1092, Bonsall, CA  92003
              ---------------------------------------------------
               (Address of principal executive offices)(Zip Code)
         Issuer's telephone number, including area code:  (760) 208-4905

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

As of May 18, 2011, the registrant's outstanding common stock consisted of 60,888,707 shares, $0.001 par value. Authorized - 75,000,000 shares.

                              Table of Contents
                                Monster Offers
                              Index to Form 10-Q
                 For the Quarterly Period Ended March 31, 2011


Part I.  Financial Information

                                                                        Page
Item 1.  Financial Statements

   Balance Sheets                                                         3

   Statements of Operations                                               4

   Statements of Cash Flows                                               5

   Notes to Financial Statements                                          6

Item 2.  Management's Discussion and Analysis of Financial Condition
   and Results of Operations                                             19

Item 3.  Quantitative and Qualitative Disclosures About Market Risk      27

Item 4T. Controls and Procedures                                         27

Part II  Other Information

Item 1.  Legal Proceedings                                               31

Item 1A.  Risk Factors                                                   31

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds     31

Item 3 -- Defaults Upon Senior Securities                                31

Item 4 -- Submission of Matters to a Vote of Security Holders            33

Item 5 -- Other Information                                              33

Item 6.  Exhibits                                                        33

Signatures                                                               35


Part I.  Financial Information

Item 1.  Financial Statements

                              Monster Offers
                       (A Development Stage Company)
                              Balance Sheets

                                                   March 31,    December 31,
                                                     2011           2010
                                                  (Unaudited)     (Audited)
                                                 -------------  -------------
                                    ASSETS
  Current assets
    Cash                                         $      3,915   $     36,531
    Accounts receivable                                 8,271          6,352
    Prepaid stock compensation                        116,292         51,667
                                                 -------------  -------------
  Total current assets                                128,478         94,550

  Other assets
    Unamortized financing fees                          4,509          5,296
    License                                           450,000              -
                                                 -------------  -------------
  Total other assets                                  454,509          5,296
                                                 -------------  -------------
TOTAL ASSETS                                     $    582,987   $     99,846
                                                 =============  =============

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

  Current liabilities
    Accounts payable                             $     35,759   $     10,800
    Accrued interest                                    5,373          1,831
    Convertible notes payable, net of
      unamortized discount of $40,527 and
      $44,363, respectively                           152,915         99,899
                                                 -------------  -------------
  Total current liabilities                           194,047        112,530
                                                 -------------  -------------
  Total liabilities                                   194,047        112,530

  Stockholders' equity (deficit)
    Common stock, $0.001 par value, 75,000,000
      shares authorized, 60,888,707 and
      60,888,707 shares issued and outstanding
      as of 3/31/11 and 12/31/10, respectively         60,889         60,289
    Additional paid-in capital                        629,400        469,032
    Treasury stock  12,000,000 and 12,000,000
      shares as of 3/31/11 and 12/31/10,
      respectively                                          -              -
    Common stock receivable                            (8,400)        (8,400)
    Common stock payable                              450,974              -
    Accumulated deficit during development stage     (743,923)      (533,605)
                                                 -------------  -------------
  Total stockholders' equity (deficit)                388,940        (12,684)
                                                 -------------  -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
(DEFICIT)                                        $    582,987   $     99,846
                                                 =============  =============


   The accompanying notes are an integral part of these financial statements.

                               Monster Offers
                       (A Development Stage Company)
                         Statements of Operations
                                 (Unaudited)

                                                               Inception
                           For the three months ended     (February 23, 2007)
                                    March 31,                 to March 31,
                              2011              2010              2011
                        ----------------  ----------------  ----------------
REVENUES
  Commission revenue    $         8,000   $             -   $         8,777
  Commission revenue -
    related party                 2,000                 -           328,247
  Services -
    related party                   623            65,000            73,824
                        ----------------  ----------------  ----------------
Total Revenues                   10,623            65,000           410,848

Cost of goods
  Commission paid-
    related party                     -                 -           249,828
                        ----------------  ----------------  ----------------
Total cost of goods                   -                 -           249,828

                        ----------------  ----------------  ----------------
Gross profit                     10,623            65,000           161,020

EXPENSES
  Advertising                     1,535                 -            27,313
  Audit fees                     13,830                 -            32,830
  Expenses of spinoff               200                 -             5,810
  General & administrative       34,631            19,271           202,899
  Professional fees              11,370                25            31,978
  Officer compensation           35,500                 -            95,500
  Consulting services            97,317                 -           507,935
                        ----------------  ----------------  ----------------
Total operating expenses        194,383            19,296           904,265

Other expenses
  Interest expense               (3,542)                -            (5,373)
  Financing fees                (23,016)                -           (34,915)
  Debt forgiveness                    -                 -             5,610
  Refund of expense                   -                 -            34,000
                        ----------------  ----------------  ----------------
Total other expenses            (26,558)                -               678
                        ----------------  ----------------  ----------------

Net income (loss)       $      (210,318)  $        45,704   $      (743,923)
                        ----------------  ----------------  ----------------

Net loss per share-
 basic and diluted                (0.00)             0.00

Weighted average number
 of common shares
 outstanding - basic
 and diluted                 60,748,707        32,460,000


  The accompanying notes are an integral part of these financial statements.

                               Monster Offers
                       (A Development Stage Company)
                         Statements of Cash Flows
                                 (Unaudited)

                                                               Inception
                           For the three months ended     (February 23, 2007)
                                    March 31,                 to March 31,
                              2011              2010              2011
                        ----------------  ----------------  ----------------
OPERATING ACTIVITIES
Net income (loss)       $      (210,318)  $        45,704   $      (743,923)
Adjustments to
 reconcile net income
 (loss) to net cash used
 by operating activities:
   Financing fees                23,016                 -            34,915
   Common shares issued
     for services                97,317                 -           508,086
Changes in operating assets
 and liabilities:
   Decrease(increase) in
     accounts receivable         (1,919)          (61,943)           (8,271)
   Decrease(increase) in
     unamortized financing
     fees                           787                 -            (4,509)
   Increase in
     accounts payable            24,959                25            35,759
   Increase in accrued
     interest                     3,542                 -             5,373
                        ----------------  ----------------  ----------------
Net cash used by
  operating activities          (62,616)          (16,214)         (172,570)

FINANCING ACTIVITIES
 Proceeds from convertible
   notes payable                 30,000                 -           118,000
 Proceeds from issuance
   of common stock                    -             1,000            57,500
 Contributed capital                  -                 -               985
                        ----------------  ----------------  ----------------
Net cash provided by
  financing activities           30,000             1,000           176,485
                        ----------------  ----------------  ----------------

NET CHANGE IN CASH              (32,616)          (15,214)            3,915

                        ----------------  ----------------  ----------------
CASH AND CASH EQUIVALENTS -
  BEGINNING OF PERIOD            36,531            18,190                 -
                        ----------------  ----------------  ----------------

CASH AND CASH EQUIVALENTS -
  END OF PERIOD         $         3,915   $         2,976   $         3,915
                        ================  ================  ================

SUPPLEMENTAL DISCLOSURES:
  Interest paid         $             -   $             -   $             -
  Income taxes paid     $             -   $             -   $             -
Non-cash investing and
   financing activities:
    Increase in prepaid
    stock compensation  $       156,000   $             -   $       207,667
    Stock issued for
    purchase of license $       450,000   $             -   $             -

  The accompanying notes are an integral part of these financial statements.

                                Monster Offers
                         (A Development Stage Company)
                       Notes to the Financial Statements


NOTE 1 - FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2011 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2010 audited financial statements. The results of operations for the period ended March 31, 2011 are not necessarily indicative of the operating results for the full year.


NOTE 2 - GOING CONCERN

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. Since inception (February 23, 2007) through March 31, 2011, the Company recognized an accumulated deficit during development stage of approximately $743,923 The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations.

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


NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting
-------------------
These financial statements are prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America.

Cash and Cash Equivalents
-------------------------
The Company considers all short-term investments with a maturity of three months or less at the date of purchase to be cash equivalents. As of March 31, 2011 and December 31, 2010, there are no cash equivalents.

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

Advertising
------------
Advertising costs are expensed when incurred. The Company incurred advertising expenses of $1,535 and $0 for the quarters ended March 31, 2011 and March 31, 2010, respectively. For the period since inception on February 23, 2007 through the quarter ended March 31, 2011, the Company has incurred advertising expenses of $27,313.

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


Accounts receivable
-------------------
Accounts receivable are stated at the amount management expects to collect from balances outstanding at year end. Management provides for probable uncollectible amounts through a charge to earnings and a credit to an allowance based on its assessment of the current status of individual accounts. Balances that are still outstanding after management has used reasonable collection efforts are written off through a charge to the valuation allowance. As of March 31, 2011 and December 31, 2010, we have $8,271 and $6,352 in accounts receivable and no amounts charged to allowance for doubtful accounts.


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

Recent Accounting Pronouncements
--------------------------------
We have examined all recent accounting pronouncements and believe that none of them will have a material impact on the financial statements of our company.

                                Monster Offers
                         (A Development Stage Company)
                       Notes to the Financial Statements


NOTE 4 - STOCKHOLDERS' EQUITY (DEFICIT)

Common Stock

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

                                Monster Offers
                         (A Development Stage Company)
                       Notes to the Financial Statements



On August 30, 2010, the Company authorized the issuance of 12,000,000 shares of restricted common stock, as per an Asset Exchange Agreement whereby an officer/director of the Company is to receive these shares of restricted common stock in exchange for cash of $8,000 and a computer software program called the Social Network Action Platform (SNAP). This software program was essential in order to launch the Company's website, www.monsteroffers.com. Until such time as the company can complete a thorough evaluation of the intangible acquired, as of September 30, 2010, the Company placed a nominal value on the software, based at par value $0.001 of the stock to be issued for this software. A total of $8,000 has been recorded as common stock receivables as of March 31, 2011.

On September 1, 2010, the Company authorized the sale of 825,000 unregistered restricted common shares to three shareholders in exchange for entering into consulting agreements and cash of $550. The services of these consultants was necessary for the launch of the Company's website by integrating the recently acquired software into the site. A total fair value of $351,550 was placed by expensing the normal hourly rate charged by these consultants for the services rendered during the quarter. A total of $150 was received from one consultant and has been reduced from total consulting expense. A total of $400 has been recorded as common stock receivable as of March 31, 2011.

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

On January 21, 2011, the Company issued 400,000 unregistered shares in exchange for public relations and communications consulting services in accordance with an agreement dated January 21, 2011. The shares were valued at a market value of $0.26 per share, totaling $104,000. The total value was allocated between consulting expense and prepaid consulting expense based on a prorated portion of services performed during the quarter ended March 31, 2011 and the remaining portion of the term of the agreement.

On January 21, 2011, the Company also issued 200,000 free-trading shares in exchange for consulting services in accordance with an agreement entered into on January 21, 2011. The shares were valued at a market value of $0.26 per share, totaling $52,000. The total value was allocated between consulting expense and prepaid consulting expense based on a prorated portion of services performed during the quarter ended March 31, 2011 and the remaining portion of the term of the agreement.

On February 7, 2011, the Company entered into an agreement for business strategy and planning, market analysis, and marketing consulting services. In accordance with the terms of the agreement, 50,000 unregistered restricted shares of common stock will be exchanged for the services provided by the consultant. The shares will be earned in proportion to the pro-rated amount of time of the services performed over the term of the agreement and, in accordance with ASC 505-50, will be revalued and expensed at each interim financial statement date. The pro-rated number of shares, totaling 6,286 shares, were valued at a market value of $0.155 per share as of March 31, 2011, totaling $974, and an expense was recognized. As of March 31, 2011 the shares have not yet been issues and thus have been recorded as stock payable.

On March 14, 2011, the Company entered into a Strategic Alliance and Licensing agreement with SSL5. As part of the agreement, the Company agreed to issue 3,000,000 unregistered restricted shares as consideration for an exclusive license of SSL5 existing intellectual property. The transaction was valued at the market value of $0.15 per share for a total of $450,000, and recorded as stock payable. See Note 7 for further details of the agreement. As of March 31, 2011 and December 31, 2010, the Company has 60,888,707 and 60,288,707 shares of its common stock issued and outstanding, respectively.

                                Monster Offers
                         (A Development Stage Company)
                       Notes to the Financial Statements



Stock Options

On March 14, 2011, as part of the Strategic Alliance and Licensing agreement mentioned above, the Company entered into a consulting agreement with SSL5, providing stock options and a seat on the Monster Offers board of directors to develop ongoing product strategy and development services. In accordance with the terms of the agreement, the Consulting company is entitled to purchase a total of 2,000,000 unregistered restricted shares of the Company over the term of the agreement of two years. Upon the completion of each 6-month period, a total of 500,000 shares will become vested and available for purchase by the Consultant. The exercise price of these shares will be at $0.001 per share, or par value. In the event the Company is sold or merged with another company, all remaining unvested shares will become fully vested immediately prior to any such transaction.

A pro-rated portion of the unvested stock options for the service period from March 14 to March 31, 2011, totaling 41,667 shares, have been valued at $4,968 using the Black-Scholes option pricing model based upon the following assumptions: term of 2 years, risk free interest rate of 0.61%, a dividend yield of 0% and a volatility rate of 143%.

                                Monster Offers
                         (A Development Stage Company)
                       Notes to the Financial Statements


NOTE 5 - DRAWDOWN EQUITY FINANCING AGREEMENT

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

At the assumed offering price of $0.26 per share, we will be able to receive up to $1,950,000 in gross proceeds, assuming the sale of the entire 7,500,000 shares being registered hereunder pursuant to the Drawdown Equity Financing Agreement. We would be required to register 30,961,538 additional shares to obtain the balance of $10,000,000 under the Drawdown Equity Financing Agreement at the assumed offering price of $0.26. Management believes the Company will require $500,000 over the next six months through this Drawdown Equity Financing Agreement. There is uncertainty as to whether we will ever receive the full $10 million available under the equity line agreement. It is unlikely, that we will be required to register more shares, unless management identifies a major acquisition or opportunity for the Company. As the Company currently has 60,888,707 shares issued and outstanding, with 75,000,000 shares of common stock authorized, the Company would need to authorize additional shares of its Common Stock should the Company obtain the entire $10,000,000.

                                Monster Offers
                         (A Development Stage Company)
                       Notes to the Financial Statements


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

As of March 31, 2011, there have been no sales of common stock in accordance with this agreement.


NOTE 6 - CONVERTIBLE NOTES PAYABLE

On November 9, 2010, the Company entered into an agreement with Asher Enterprises, Inc., a Delaware corporation, an accredited investor, whereby Asher Enterprises loaned the Company the aggregate principal amount of $53,000 together with any interest at the rate of eight percent (8%) per annum, until the maturity date of July 18, 2011. The original issue discount note, as described in ASC 480-55, may not be prepaid in whole or in part. If the Note is not paid in full with interest on the maturity date, the note holder has the right to convert this Note into restricted common shares of the Company. The conversion price shall equal the "Variable Conversion Price" (subject to equitable adjustments for stock splits, stock dividends or rights offerings by the Borrower). The "Variable Conversion Price" shall mean 61% multiplied by the Market Price (representing a discount rate of 39%). "Market Price" means the average of the lowest three (3) Trading Prices for the Common Stock during the ten (10) Trading Day period ending one Trading Day prior to the date the Conversion Notice is sent by the Holder to the Borrower via facsimile. The original issue discount note is for $53,000 and a discount of $13,178 remains as of March 31, 2011. For the quarter ended March 31, 2011 and year ended December 31, 2010, $11,295 and $9,413 had been amortized and expensed, respectively.

                                Monster Offers
                         (A Development Stage Company)
                       Notes to the Financial Statements


On December 1, 2010, an additional convertible note payable in the amount of $35,000 was entered into with Asher Enterprises with identical terms as the note entered into on November 9, 2010, the maturity date being August 29, 2011, with interest accruing at 8% per annum. If the Note is not paid in full with interest on the maturity date, the note holder has the same right to convert this Note into restricted common shares of the Company with the same discount as the note described above. The original issue discount note is for $35,000 and a discount of $12,432 remains as of March 31, 2011. For the quarter ended March 31, 2011 and year ended December 31, 2010, $7,459 and $2,486 had been amortized and expensed, respectively.

On January 27, 2011, a third convertible note payable in the amount of $30,000 was entered into with Asher Enterprises with identical terms as the note entered into on November 9, 2010, the maturity date being October 31, 2011, with interest accruing at 8% per annum. If the Note is not paid in full with interest on the maturity date, the note holder has the same right to convert this Note into restricted common shares of the Company with the same discount as the note described above. The original issue discount note is for $30,000 and a discount of $14,917 remains as of March 31, 2011. For the quarter ended March 31, 2011, $4,262 had been amortized and expensed.


NOTE 7 - STRATEGIC ALLIANCE & LICENSING AGREEMENT

On March 14, 2011, Monster Offers (the "Company") entered into Strategic Alliance and Licensing Agreement with SSL5, a Nevada corporation. SSL5 has developed technology services pertaining to a mobile financial services platform, which provides secure person-to-person mobile money transfer services. Monster Offers and SSL5 formed a strategic alliance with respect to the integration, use and commercialization of Monster Offers and SSL5 Existing Intellectual Property to create new and derivative intellectual property to introduce to various markets. Monster Offers obtained a license of the Existing SSL5 Intellectual Property for the exclusive use of the strategic alliance. As consideration for this license, Monster Offers issued 3,000,000 of its unregistered restricted shares to SSL5. These shares were valued at the market rate of $0.15 per share, for a total of $450,000.

Monster Offers and SSL5 plan to establish a new company as a 100% owned subsidiary of Monster Offers, in the State of Nevada, and to contribute the license of the Existing SSL5 Intellectual Property into the new subsidiary for its use and future development of new and derivative intellectual property. Any new and derivative intellectual property developed in conjunction with this Strategic Alliance and Licensing Agreement shall be owned exclusively by the new subsidiary. As of March 31, 2011, the subsidiary entity had not yet been established.

                                Monster Offers
                         (A Development Stage Company)
                       Notes to the Financial Statements


As further consideration, the Company entered into a consulting agreement with SSL5, providing stock options and a seat on the Monster Offers board of directors to develop ongoing product strategy and development services. In accordance with the terms of the agreement, the Consulting company is entitled to purchase a total of 2,000,000 unregistered restricted shares of the Company over the term of the agreement of two years. Upon the completion of each 6-month period, a total of 500,000 shares will become vested and available for purchase by the Consultant. The exercise price of these shares will be at $0.001 per share, or par value. In the event that the Company is sold or merged with another company, all remaining unvested shares will become fully vested immediately prior to any such transaction.

A pro-rated portion of the unvested stock options for the service period from March 14 to March 31, 2011, totaling 41,667 shares, have been valued at $4,968 using the Black-Scholes option pricing model based upon the following assumptions: term of 2 years, risk free interest rate of 0.61%, a dividend yield of 0% and a volatility rate of 142%.


NOTE 8 - RELATED PARTY TRANSACTIONS

For the three months ended March 31, 2011 and 2010, the Company received $2,623 and $65,000, respectively, from customers in which one of the Company's shareholders had ownership or was an affiliate, for work performed by subcontractors who are also related parties.

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

As discussed in Note 4, on August 5, 2010, the Company entered into an Asset Exchange Agreement whereby an officer/director of the Company received 12,000,000 shares of restricted common stock in exchange for cash of $8,000 and a computer software program with no assigned value, called the Social Network Action Platform (SNAP).

                                Monster Offers
                         (A Development Stage Company)
                       Notes to the Financial Statements


As discussed in Note 4, on November 18, 2010, the Company received 12,000,000 shares of its common stock in exchange for its "Lead Generation Business Segment" in a transaction with the Company's former officer, Scott
J. Gerardi.

On November 18, 2010, an officer/director of the Company contributed a software program to the Company that was developed for use by DrHealthSHares.com, a Web 3.0 social commerce solution for health and wellness that empowers like-minded collaborators to harness the collective knowledge and experience of the social crowd to improve the depth, breadth, and value of health information. The Company placed a nominal value on the software.


NOTE 9 - SUBSEQUENT EVENTS

On or about April 25, 2011, the Company entered into an agreement with Asher Enterprises, Inc., a Delaware corporation, an accredited investor, whereby Asher Enterprises loaned the Company the aggregate principal amount of $40,000 together with any interest at the rate of eight percent (8%) per annum, until the maturity date of January 27, 2012. This Note may not be prepaid in whole or in part. If the Note is not paid in full with interest on the maturity date, the note holder has the right to convert this Note into restricted common shares of the Company. The conversion price equals the "Variable Conversion Price" (subject to equitable adjustments for stock splits, stock dividends or rights offerings by the Borrower). The "Variable Conversion Price" equals 61% multiplied by the Market Price (representing a discount rate of 39%). "Market Price" is the average of the lowest three (3) Trading Prices for the Common Stock during the ten (10) Trading Day period ending one Trading Day prior to the date the Conversion Notice is sent by the Holder to the Borrower.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Item 2. - Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

The Company from time to time may make written or oral "forward-looking statements" including statements contained in this report and in other communications by the Company, which are made in good faith by the Company pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995.

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


Critical Accounting Policies
----------------------------

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", included in our Annual report for the fiscal year ended December 31, 2010.

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


Results of Operations for the quarter ended March 31, 2011
----------------------------------------------------------

Revenues
--------

During the three month period ended March 31, 2011, the Company generated $10,623 in revenues as compared to $65,000 for the same period last year. Management does not expect to receive any significant related party revenues through the end of its fiscal year. Additionally, the drop of revenues was accounted by management's decision to shift its business focus from affiliate marketing to building a social media commerce division. Management believes this decision will benefit the Company in the long-term. There can be no assurances that the Company can be profitable or that the Company will not incur operating losses in the future.

For the three months ending March 31, 2011, the Company experienced general and administrative expenses of $34,631 as compared to general and administrative expenses of $19,271 for the same period last year. For the three months ending March 31, 2011, the Company expensed advertising fees of $1,535 as compared to no advertising fees for the same period last year. For the three months ending March 31, 2011, the Company expensed consulting compensation of $97,317 as compared to no consulting compensation for the same period last year. Total expenses for the quarter ending March 31, 2011 were $194,383 versus $19,296 for the same period last year.

The increase in expenses for the period ending March 31, 2011 was primarily due to the issuance of unregistered restricted common shares to two shareholders in exchange for entering into consulting agreements. The services of these consultants was necessary for the Company's business. A valuation of $156,000 was placed on these shares by expensing the normal hourly rate charged by these consultants for the services rendered during the quarter as contributed capital.

For the three months ended March 31, 2011, the Company had $(210,318) in net losses as compared to net income of $45,704 for the same period last year.

Since the Company's inception, on February 23, 2007, the Company had a net loss of $(743,923).


Plan of Operation
-----------------

Management does not believe that the Company will be able to generate any significant profit during the coming year. Management believes that general and administrative costs as well as building its infrastructure will most likely curtail any significant profits.

Notwithstanding, the Company anticipates it will continue to generate losses and therefore it may be unable to continue operations in the future. Originally, management anticipated a need to raise $475,000 to fully implement its business plan. After careful consideration and a detailed analysis by new management, the Company now expects it will need to raise $5,000,000 to forward its business plan, and Monster Offers would have to issue debt or equity or enter into a strategic arrangement with a third party. There can be no assurance that additional capital will be available to Monster Offers, especially with the current economic environment. We recently entered into a Drawdown agreement with Auctus Private Equity Fund, LLC Pursuant to the Drawdown Agreement, which has a total drawdown amount of ten million dollars ($10,000,000), Monster Offers has the right to sell to Auctus at its sole discretion and Auctus has the obligation to purchase through advances to the Company, the Company's common stock through Draw-Down Notices issued by the Company. The number of shares of common stock that Auctus shall purchase shall be determined by dividing the dollar amount raised, which may or may not equal the entire amount of the advance by the purchase price. As the Company currently has 60,888,707 shares issued and outstanding, with 75,000,000 shares of common stock authorized, the Company would need to authorize additional shares of its Common Stock should the Company obtain the entire $10,000,000.

Based on current cash on hand of $3,915 as of March 31, 2011, current assets of $128,478 and $194,047 in current liabilities, management is concerned that Monster Offers may not have sufficient funds to meet its financial obligations for the next twelve months. Management believes it has sufficient cash reserves to keep the Company operational through the second quarter. Management will need to obtain outside funding to keep the Company operational beyond the second quarter. There are no assurances that management will be able to secure outside funding. Management anticipates that the Company will need to spend a minimum of $15,000 over the next twelve months to pay for audit and legal fees to keep the company fully reporting. Failure to secure additional funding can result in the company being fully reporting, but not operational. The Company will require additional funds to build its business infrastructure. In the event the Company requires additional funds, the Company will have to seek loans or equity placements to cover such cash needs. There are no assurances additional capital will be available to the Company on acceptable terms.

If the Company falls short of capital to keep the Company fully reporting, our sole officer/director has agreed to donate funds to the operations of the Company, in order to keep it fully reporting for the next twelve (12) months, without seeking reimbursement for funds donated. No agreement exists that our sole officer/director will continue to donate funds to the operations of the Company for the next twelve months; therefore, there is no guarantee that he will continue to do so in the future.


Going Concern
-------------

Going Concern - The Company has recognized an accumulated deficit since inception of $743,923. Although the Company has recognized total revenues of $410,848 with gross profits of $161,020, the Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. The financial statements have been prepared assuming the Company will continue to operate as a going concern which contemplates the realization of assets and the settlement of liabilities in the normal course of business. No adjustment has been made to the recorded amount of assets or the recorded amount or classification of liabilities which would be required if the Company were unable to continue its operations. (See Financial Footnote 2)

Summary of any product research and development that we will perform for the term of our plan of operation.
----------------------------------------------------------------------------

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


Significant changes in the number of employees
----------------------------------------------

As of March 31, 2011, we did not have any employees. We are dependent upon our sole officer and director for our future business development. As our operations expand we anticipate the need to hire additional employees, consultants and professionals; however, the exact number is not quantifiable at this time.

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

As of March 31, 2011, our current assets were $128,478 and our current liabilities were $194,047. As of March 31, 2011, our total assets were $582,987 compared to total assets of $99,846 as of December 31, 2010. Total assets as of March 31, 2011 consisted of $3,915 in cash, $8,271 in accounts receivable, $116,292 in prepaid stock compensation, $4,509 in unamortized financing fees and $450,000 in license ownership. As of March 31, 2011, our current and total liabilities were $194,047 compared to total liabilities of $112,530 as of December 31, 2010. Our liabilities consisted of $35,759 in accounts payable, $5,373 in accrued interest and $152,915 in a convertible note payable.

Stockholders' equity increased from $(12,684) as of December 31, 2010 to $388,940 as of March 31, 2011.

We have not generated positive cash flows from operating activities. For the three months ended March 31, 2011, net cash flow used in operating activities was $(62,616) compared to net cash flow used in operating activities of $(16,214) for the three months ended March 31, 2010.

During the three month periods ended March 31, 2011 and March 31, 2010, net cash flow provided from financing activities was $30,000 and $1,000, respectively.

The Company has no employment agreements in place with its officers, nor does the Company owe its officers any accrued compensation, as the Officers agreed to work for the company at no cost, until the company can become profitable on a consistent Quarter-to-Quarter basis.

On March 14, 2011, the Company entered into a Strategic Alliance and
Licensing agreement with SSL5. As part of the agreement, the Company agreed to issue 3,000,000 unregistered restricted shares as consideration for an exclusive license of SSL5 existing intellectual property. The transaction was valued at the market value of $0.15 per share for a total of $450,000. See
Note 7 for further details of the agreement.

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

Management, with the participation of the Chief Executive Officer and the Chief Financial Officer, who is also the sole member of our Board of Directors, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on such evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, our disclosure controls and procedures were not effective. Our disclosure controls and procedures were not effective because of the "material weaknesses" described below under "Management's report on internal control over financial reporting," which are in the process of being remediated as described below under "Management Plan to Remediate Material Weaknesses."

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making its assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on its assessment, management has concluded that we had certain control deficiencies described below that constituted material weaknesses in our internal controls over financial reporting. As a result, our internal control over financial reporting was not effective as of March 31, 2011.

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

2) inadequate segregation of duties consistent with control objectives; and

3) ineffective controls over period end financial disclosure and reporting processes.

We do not believe the material weaknesses described above caused any meaningful or significant misreporting of our financial condition and results of operations for the quarter ended March 31, 2011. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

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


Item 1A - Risk Factors

See Risk Factors set forth in Part I, Item 1A of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2010 and the discussion in Item 1, above, under "Liquidity and Capital Resources."


Item 2 -- Unregistered Sales of Equity Securities and Use of Proceeds

On January 21, 2011, the Company issued 400,000 unregistered shares in exchange for public relations and communications consulting services in accordance with an agreement dated January 21, 2011. The shares will be issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act. We believed that Section 4(2) was available because the offer and sale did not involve a public offering and there was not general solicitation or general advertising involved in the offer or sale. The consultant is a financially sophisticated individual. Before he received these unregistered securities, he was known to us and our management, through pre-existing business relationships, as a long standing business associate. We did not engage in any form of general solicitation or general advertising in connection with this transaction. The Consultant was provided access to all material information, which he requested and all information necessary to verify such information and was afforded access to our management in connection with this transaction. The Consultant acquired these securities for investment and not with a view toward distribution, acknowledging such
intent to us.  He understood the ramifications of his actions.   The shares
of common stock issued contained a legend restricting transferability absent registration or applicable exemption.

On January 21, 2011, the Company issued 200,000 free-trading shares in exchange for consulting services in accordance with an agreement entered into on January 21, 2011. We believed that Section 4(2) was available because the offer and sale did not involve a public offering and there was not general solicitation or general advertising involved in the offer or sale. The consultant is a financially sophisticated individual. Before he received these registered securities, he was known to us and our management, through pre-existing business relationships, as a long standing business associate.

We did not engage in any form of general solicitation or general advertising in connection with this transaction.  The Consultant was provided access to all material information, which he requested and all information necessary to verify such information and was afforded access to our management in connection with this transaction. The Consultant acquired these securities for investment and not with a view toward distribution, acknowledging such
intent to us.  He understood the ramifications of his actions.   The shares
of common stock issued contained a legend restricting transferability absent registration or applicable exemption.

On February 7, 2011, the Company issued 50,000 unregistered restricted shares of common stock in exchange for business strategy and planning, market analysis, and marketing consulting services as part of an agreement dated February 7, 2011. We believed that Section 4(2) was available because the offer and sale did not involve a public offering and there was not general solicitation or general advertising involved in the offer or sale. The consultant is a financially sophisticated individual. Before he received these unregistered securities, he was known to us and our management, through pre-existing business relationships, as a long standing business associate.
We did not engage in any form of general solicitation or general advertising in connection with this transactions. The Consultant was provided access to all material information, which he requested and all information necessary to verify such information and was afforded access to our management in connection with this transaction. The Consultant acquired these securities for investment and not with a view toward distribution, acknowledging such
intent to us.  He understood the ramifications of his actions.   The shares
of common stock issued contained a legend restricting transferability absent registration or applicable exemption.

On March 14, 2011, the Company entered into a Strategic Alliance and
Licensing agreement with SSL5. As part of the agreement, the Company agreed to issue 3,000,000 unregistered restricted shares as consideration for an exclusive license of SSL5 existing intellectual property. The transaction was valued at the market value of $0.15 per share for a total of $450,000. Although the shares have yet to be issued, we believed that Section 4(2) was available because the offer and sale did not involve a public offering and there was not general solicitation or general advertising involved in the offer or sale. SSL5 is known to us and our management, through pre-existing business relationships, as a long standing business associate. We did not engage in any form of general solicitation or general advertising in connection with this transaction. SSL5 was provided access to all material information, which they requested and all information necessary to verify such information and was afforded access to our management in connection with this transaction.  SSL5 will acquire these securities for investment and not with a view toward distribution, acknowledging such intent to us.
He understood the ramifications of his actions.   The shares of common stock
to be issued will contain a legend restricting transferability.


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

                                    Monster Offers
                                ------------------------
                                       Registrant

                                By: /s/ Paul Gain
                                --------------------------------
                                 Name:  Paul Gain
                                 Title: Director and CEO
                                        Principal Executive, and
                                        Accounting Officer

Dated:  May 18, 2011
        ------------