Form 10-Q
period 2011-06-30
Monster Offers
filed 2011-08-22
CIK 1423746

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________

FORM 10-Q

_________________

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  June 30, 2011

or

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____________ to _____________

MONSTER OFFERS

(Exact name of registrant as specified in its charter)

Nevada	000-53266	26-1548306
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation or Organization)	File Number)	Identification No.)

4056 Valle Del Sol, Bonsall, CA 92003
Mail Delivery – P.O. Box 1092, Bonsall, CA 92003
(Address of Principal Executive Offices) (Zip Code)

(760) 208-4905
(Registrant’s telephone number, including area code)

N/A
(Former name or former address and former fiscal year, if changed since last report)

_________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  [X]     No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X]     No  [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐     No  [X]

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by SectionS 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.     Yes  ☐     No  [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of August 22, 2011, the registrant’s outstanding common stock consisted of 62,850,880 shares, $0.001 par value. Authorized – 75,000,000 shares.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements	3
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24
Item 4.	Controls and Procedures	25

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings	28
Item 1A.	Risk Factors	28
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	28
Item 3.	Defaults Upon Senior Securities	28
Item 4.	Submission of Matters to a Vote of Security Holders	28
Item 5.	Other Information	28
Item 6.	Exhibits	28

Monster Offers

(A Development Stage Company)

Balance Sheets

	June 30,	December 31,
	2011	2010
	(Unaudited)	(Audited)
ASSETS

Current assets
Cash	$ 31,524	$ 36,531
Accounts receivable	10,396	6,352
Prepaid expense	38,437	-
Prepaid stock compensation	26,000	51,667
Total current assets	106,357	94,550

Other assets
Unamortized financing fees	9,933	5,296
Investment in Iconosys	100,000	-
License, net of $13,315 accumulated amortization	436,685	-
Total other assets	546,618	5,296

TOTAL ASSETS	$ 652,975	$ 99,846

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable	$ 24,579	$ 10,800
Accrued interest	3,711	1,831
Unearned revenue	83,333	-
Convertible notes payable, net of unamortized discount
of $66,635 and $44,363, respectively	173,877	99,899
Total current liabilities	285,500	112,530

Total liabilties	285,500	112,530

Stockholders' equity (deficit)
Common stock - $0.001 par value,
75,000,000 shares authorized, 62,850,880
and 60,288,707 shares issued and outstanding
as of 6/30/2011 and 12/31/2010, respectively	62,851	60,289
Additional paid in capital	785,082	469,032
Treasury stock 12,000,000 and 12,000,000 shares as of 6/30/11 and
12/31/10, respectively	-	-
Common stock receivable	(8,400)	(8,400)
Common stock payable	486,596	-
Accumulated deficit during development stage	(958,654)	(533,605)
Total stockholders' equity (deficit)	367,475	(12,684)

TOTAL LIABILITES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ 652,975	$ 99,846

Monster Offers

(A Development Stage Company)

Statements of Operations

(Unaudited)

					Inception
	For the three months ended		For the six months ended		(February 23, 2007)
	June 30,		June 30,		to June 30,
	2011	2010	2011	2010	2011

REVENUES
Commission revenue	$ 17,750	$ 250	$ 25,750	$ 250	$ 26,527
Commission revenue - related party	572	2,602	2,572	2,602	328,819
License revenue	16,667	-	16,667	-	16,667
Services - related party	-	9,250	623	74,250	73,824
Total revenues	34,989	12,102	45,612	77,102	445,837

Cost of goods
Commission paid - related party	-	-	-	-	249,828
Total cost of goods	-	-	-	-	249,828

Gross profit	34,989	12,102	45,612	77,102	196,009

EXPENSES
Advertising	2,614	-	4,149	-	29,927
Amortization	13,315	-	13,315	-	13,315
Audit fees	3,500	1,750	17,330	1,750	36,330
Expenses of spinoff	-	-	200	-	5,810
General and administrative	24,637	4,042	59,268	23,312	227,535
Professional fees	7,638	-	19,008	-	34,757
Officer compensation	34,200	-	69,700	-	129,700
Strategic alliance costs	2,888	-	2,888	-	2,888
Consulting services	112,405	7,675	209,722	7,700	625,199
Total operating expenses	201,197	13,467	395,580	32,762	1,105,462

Other expenses
Interest expense	(5,819)	-	(9,361)	-	(11,192)
Financing fees	(43,291)	-	(66,307)	-	(78,206)
Debt forgiveness	587	-	587	-	6,197
Refund of expense	-	-	-	-	34,000
Total other expenses	(48,523)	-	(75,081)	-	(49,202)

Net income (loss)	$ (214,732)	$ (1,365)	$ (425,049)	$ 44,340	$ (958,654)

Net loss per share - basic and diluted	$ (0.00)	$ (0.00)	$ (0.01)	$ 0.00

Weighted average number of common
shares outstanding - basic and diluted	61,528,233	32,460,000	61,137,090	32,460,000

Monster Offers

(A Development Stage Company)

Statements of Cash Flows

(Unaudited)

			Inception
	For the six months ended		(February 23, 2007)
	June 30,		June 30,
	2011	2010	2011

OPERATING ACTIVITIES
Net income (loss)	(425,049)	44,340	(958,654)
Adjustments to reconcile net income (loss)
to net cash used by operating activities:
License revenue - non cash	(16,667)	-	(16,667)
Forgiveness of debt	(587)	-	(587)
Financing fees	66,307	-	78,206
Common shares issued for services	168,226	-	630,662
Strategic alliance costs	2,888	-	2,888
Amortization	13,315	-	13,315
Changes in operating assets and liabilities:
Increase in prepaid	(5,000)	-	(5,000)
(Increase) in prepaid stock compensation	25,667	-	(26,000)
Increase in accounts receivable	(4,044)	(62,045)	(10,396)
(Increase) in unamortized financing fees	(5,204)	-	(10,500)
Increase (decrease) in accounts payable	13,279	1,775	24,079
Increase increase in accrued interest	9,362	-	11,193

Net cash used by operating activities	(157,507)	(15,930)	(267,461)

FINANCING ACTIVITIES
Proceeds from convertible notes payable	152,500	-	240,500
Proceeds from issuance of common			-
stock	-	1,000	57,500
Contributed capital	-	-	985

Net cash provided by financing activities	152,500	1,000	298,985

NET CHANGE IN CASH	(5,007)	(14,930)	31,524

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	36,531	18,190	-

CASH AND CASH EQUIVALENTS -
END OF PERIOD	$ 31,524	$ 3,260	$ 31,524

SUPPLEMENTAL DISCLOSURES:
Interest paid	$ -	$ -	$ -
Income taxes paid	$ -	$ -	$ -
Non-cash investing and financing activities:
Stock issued for purchase of license	$ 450,000	$ -	$ 450,000
Stock issued for conversion of notes payable	$ 151,157	$ -	$ 151,157
Increase in prepaid stock compensation	$ 156,000	$ -	$ 207,667
Investment in Iconosys	$ 100,000	$ -	$ 100,000

Monster Offers

(A Development Stage Company)

Notes to the Financial Statements

NOTE 1 - FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2011 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2010 audited financial statements. The results of operations for the six months ended June 30, 2011 are not necessarily indicative of the operating results for the full year.

NOTE 2 - GOING CONCERN

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. Since inception (February 23, 2007) through June 30, 2011, the Company recognized an accumulated deficit during development stage of approximately ($958,654). The Company's ability to continue as a going concern is contingent upon its ability to achieve and maintain profitable operations, and the Company’s ability to raise additional capital as required.

Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used for further development of the Company's products and services, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is devoting its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

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

Cash and Cash Equivalents

The Company considers all short-term investments with a maturity of three months or less at the date of purchase to be cash equivalents. As of June 30, 2011 and December 31, 2010, there are no cash equivalents.

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

Advertising

Advertising costs are expensed when incurred. The Company incurred advertising expenses of $2,614 and $0 for the three months ended June 30, 2011 and June 30, 2010, respectively. The Company incurred advertising expenses of $4,149 and $0 for the six months ended June 30, 2011 and June 30, 2010, respectively. For the period since inception on February 23, 2007 through the six months ended June 30, 2011, the Company has incurred advertising expenses of $29,927.

Revenue Recognition

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

Earnings per Share

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

Monster Offers

(A Development Stage Company)

Notes to the Financial Statements

Accounts receivable

Accounts receivable are stated at the amount management expects to collect from balances outstanding at year end. Management provides for probable uncollectible amounts through a charge to earnings and a credit to an allowance based on its assessment of the current status of individual accounts. Balances that are still outstanding after management has used reasonable collection efforts are written off through a charge to the valuation allowance. As of June 30, 2011 and December 31, 2010, we have $10,396 and $6,352 in accounts receivable and no amounts charged to allowance for doubtful accounts.

Fair Value of Financial Instruments

The carrying amounts of the financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities, approximate fair value due to the short maturities of these financial instruments. The notes payable are also considered financial instruments whose carrying amounts approximate fair values.

Intangible assets

The Company follows Financial Accounting Standard Board’s (FASB) Codification Topic 350-10 (“ASC 350-10”), “Intangibles – Goodwill and Other” to determine the method of amortization of its intangible assets. The Company’s intangible assets are capitalized at historical cost and are amortized over their useful lives. The Company amortizes its license of SSL5 intellectual property using the straight-line method over an estimated useful life of 10 years (see Note 7).

Stock-based compensation

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

The Company was a subsidiary of Tropical PC, Inc. On December 31, 2007, the record shareholders of Tropical PC, Inc. received a spin off dividend of one (1) common share, par value $0.001, of Monster Offers common stock for every share of Tropical PC, Inc. common stock owned for a total 1,215,000 (post- split) common shares issued. Of these 1,215,000 shares, 900,000 were returned and cancelled to the Company.

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

On August 30, 2010, the Company authorized the issuance of 12,000,000 shares of restricted common stock, as per an Asset Exchange Agreement whereby an officer/director of the Company is to receive these shares of restricted common stock in exchange for cash of $8,000 and a computer software program called the Social Network Action Platform (SNAP). This software program was essential in order to launch the Company's website, www.monsteroffers.com. Until such time as the Company can complete a thorough evaluation of the intangible acquired, as of September 30, 2010, the Company placed a nominal value on the software, based at par value $0.001 of the stock to be issued for this software. A total of $8,000 has been recorded as common stock receivable as of June 30, 2011.

Monster Offers

(A Development Stage Company)

Notes to the Financial Statements

On September 1, 2010, the Company authorized the sale of 825,000 unregistered restricted common shares to three shareholders in exchange for entering into consulting agreements and cash of $550. The service of these consultants was necessary for the launch of the Company's website by integrating the recently acquired software into the site. A total fair value of $351,550 was placed by expensing the normal hourly rate charged by these consultants for the services rendered during the quarter. A total of $150 was received from one consultant and has been reduced from total consulting expense. A total of $400 has been recorded as common stock receivable as of June 30, 2011.

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

On January 21, 2011, the Company issued 400,000 unregistered shares in exchange for public relations and communications consulting services in accordance with an agreement dated January 21, 2011. The shares were valued at a market value of $0.26 per share, totaling $104,000. The total value was allocated between consulting expense and prepaid consulting expense based on a prorated portion of services performed during the six months ended June 30, 2011 and the remaining portion of the term of the agreement.

On January 21, 2011, the Company also issued 200,000 free-trading shares in exchange for consulting services in accordance with an agreement entered into on January 21, 2011. The shares were valued at a market value of $0.26 per share, totaling $52,000. The total value was allocated between consulting expense and prepaid consulting expense based on a prorated portion of services performed during the six months ended June 30, 2011 and the remaining portion of the term of the agreement.

Monster Offers

(A Development Stage Company)

Notes to the Financial Statements

On February 7, 2011, the Company entered into an agreement for business strategy and planning, market analysis, and marketing consulting services. In accordance with the terms of the agreement, 50,000 unregistered restricted shares of common stock will be exchanged for the services provided by the consultant. The shares will be earned in proportion to the pro-rated amount of time of the services performed over the term of the agreement and, in accordance with ASC 505-50, will be revalued and expensed at each interim financial statement date. The pro-rated number of shares, totaling 19,286 shares, were valued at a market value of $0.04 per share as of June 30, 2011, totaling $771, and an expense was recognized. As of June 30, 2011the shares have not yet been issued and thus have been recorded as stock payable.

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

During the quarter ended June 30, 2011, the Company issued a total of 1,962,173 shares of common stock to Asher Enterprises for the conversion of two convertible notes payable. See Note 6 for further details of these conversions.

On May 6, 2011, the Company entered into a Strategic Alliance and License agreement with Iconosys, Inc. In accordance with the terms of the agreement, the Company agreed to issue 250,000 shares of common stock to Iconosys as part of consideration for services to be performed in conjunction with the alliance and license agreement. These shares were valued at the market value of $0.1433 per share for a total of $35,825, and recorded as stock payable. See Note 7 for further details of the agreement.

As of June 30, 2011 and December 31, 2010, the Company has 62,850,880 and 60,288,707 shares of its common stock issued and outstanding, respectively.

Stock Options

On March 14, 2011, as part of the Strategic Alliance and Licensing agreement mentioned above, the Company entered into a consulting agreement with SSL5, providing stock options and a seat on the Monster Offers board of directors to develop ongoing product strategy and development services. In accordance with the terms of the agreement, the Consulting Company is entitled to purchase a total of 2,000,000 unregistered restricted shares of the Company over the term of the agreement of two years. Upon the completion of each 6-month period, a total of 500,000 shares will become vested and available for purchase by the Consultant. The price of these shares will be at $0.001 per share, or par value. In the event that the Company is sold or merged with another company, all remaining unvested shares will become fully vested immediately prior to any such transaction.

A pro-rated portion of the unvested stock options for the service period from March 14 to June 30, 2011, totaling 291,667 shares, have been valued at $11,455 using the Black-Scholes option pricing model based upon the following assumptions: term of 2 years, risk free interest rate of 0.45%, a dividend yield of 0% and a volatility rate of 175%.

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

At the assumed offering price of $0.26 per share, we will be able to receive up to $1,950,000 in gross proceeds, assuming the sale of the entire 7,500,000 shares registered hereunder pursuant to the Drawdown Equity Financing Agreement. We would be required to register 30,961,538 additional shares to obtain the balance of $10,000,000 under the Drawdown Equity Financing Agreement at the assumed offering price of $0.26. Management believes the Company will require $500,000 over the next six months through this Drawdown Equity Financing Agreement. There is uncertainty as to whether we will ever receive the full $10 million available under the equity line agreement. It is unlikely, that we will be required to register more shares, unless management identifies a major acquisition or opportunity for the Company. As the Company currently has 62,850,880 shares issued and outstanding, with 75,000,000 shares of common stock authorized, the Company would need to authorize additional shares of its Common Stock should the Company obtain the entire $10,000,000.

The Company is obligated to file with the U.S. Securities and Exchange Commission (the "SEC") a registration statement on Form S-1, within 30 days from the date of the Agreements and to use all commercially reasonable efforts to have such registration statement declared effective by the SECwithin 120 days of filing. The Company has agreed to pay Auctus an aggregate amount of $7,500 as an origination fee with respect to the transaction. This is a non-refundable origination fee equal to Two

Thousand Five Hundred ($2,500) Dollars which was paid upon execution of the Drawdown Equity Financing Facility term sheet and Five Thousand ($5,000) Dollars in cash which will be taken out of the proceeds of the first Drawdown.

As of June 30, 2011, there have been no sales of common stock in accordance with this agreement.

Monster Offers

(A Development Stage Company)

Notes to the Financial Statements

NOTE 6 - CONVERTIBLE NOTES PAYABLE

On November 9, 2010, the Company entered into an agreement with AsherEnterprises, Inc., a Delaware corporation and accredited investor, whereby Asher Enterprises loaned the Company the aggregate principal amount of $53,000 together with any interest at the rate of eight percent (8%) per annum, until the maturity date of July 18, 2011. The original issue discount note, as described in ASC 480-55, may not be prepaid in whole or in part. If the Note is not paid in full with interest on the maturity date, the note holder has the right to convert this Note into restricted common shares of the Company. The conversion price shall equal the "Variable Conversion Price" (subject to equitable adjustments for stock splits, stock dividends or rights offerings by the Borrower). The "Variable Conversion Price" shall mean 61% multiplied by the Market Price (representing a discount rate of 39%). "Market Price" means the average of the lowest three (3) Trading Prices for the Common Stock during the ten (10) Trading Day period ending one Trading Day prior to the date the Conversion Notice is sent by the Holder to the Borrower via facsimile. On May 2, 2011, $15,000 of the principal balance was converted into 161,812 shares. On May 4, 2011, $12,000 of the principal balance was converted into 128,068 shares. On May 6, 2011 $12,000 of the principal balance was converted into 129,450 shares. On May 23, 2011, the remaining principal balance of $14,000 and $2,120 in interest was converted into 326,316 shares. As of June 30, 2011 this note was paid in full.

On December 1, 2010, an additional convertible note payable in the amount of $35,000 was entered into with Asher Enterprises with identical terms as the note entered into on November 9, 2010, the maturity date being August 29, 2011, with interest accruing at 8% per annum. If the Note is not paid in full with interest on the maturity date, the note holder has the same right to convert this Note into restricted common shares of the Company with the same discount as the note described above. The original issue discount note is for $35,000 and a discount of $12,432 remains as of March 31, 2011. For the quarter ended March 31, 2011 and year ended December 31, 2010, $7,459 and $2,486 had been amortized and expensed, respectively. On June 7, 2011, $15,000 of the principal balance was converted into 392,670 shares. On June13, 2011, $10,000 of the principal balance was converted into 362,319 shares. On June 17, 2011, the remaining principal balance of $10,000 and $1,400 in interest was converted into 461,538 shares. As of June 30, 2011 this note was paid in full.

On January 27, 2011, a third convertible note payable in the amount of $30,000 was entered into with Asher Enterprises with identical terms as the note entered into on November 9, 2010, the maturity date being October 31, 2011, with interest accruing at 8% per annum. If the Note is not paid in full with interest on the maturity date, the note holder has the same right to convert this Note into restricted common shares of the Company with the same discount as the note described above. The original issue discount note is for $30,000 and a discount of $8,525remainsas of June 30, 2011. For the six months ended June 30, 2011, $10,656 had been amortized and expensed.

Monster Offers

(A Development Stage Company)

Notes to the Financial Statements

On April 25, 2011, a fourth convertible note payable in the amount of $40,000 was entered into with Asher Enterprises with identical terms as the note entered into on November 9, 2010, the maturity date being January 27, 2012, with interest accruing at 8% per annum. If the Note is not paid in full with interest on the maturity date, the note holder has the same right to convert this Note into restricted common shares of the Company with the same discount as the note described above. The original issue discount note is for $40,000 and a discount of $19,891 remains as of June 30, 2011. For the six months ended June 30, 2011, $5,683 had been amortized and expensed.

On May 16, 2011, the Company entered into an agreement with Tangiers Investors, LP, a Delaware limited partnership and accredited investor, whereby Tangiers Investors loaned the Company the aggregate principal amount of $50,000, less $500 for costs of the loan transaction and $4,000 fee to be paid to a third party, together with any interest at the rate of seven percent (7%) per annum, until the maturity date of May 7, 2012. The original issue discount note, as described in ASC 480-55, may not be prepaid in whole or in part. If the Note is not paid in full with interest on the maturity date, the note holder has the right to convert this Note into restricted common shares of the Company. The conversion price shall equal the "Variable Conversion Price" (subject to equitable adjustments for stock splits, stock dividends or rights offerings by the Borrower). The "Variable Conversion Price" shall mean 75% multiplied by the Market Price (representing a discount rate of 25%). "Market Price" means the lowest trading price for the Common Stock during the seven (7) Trading Day period ending one Trading Day prior to the date the Conversion Notice is sent by the Holder to the Borrower via facsimile. The original issue discount note is for $50,000 and a discount of $14,583 remains as of June 30, 2011. For the six months ended June 30, 2011, $2,083 had been amortized and expensed.

On June 1, 2011, a fifth convertible note payable in the amount of $32,500 was entered into with Asher Enterprises. The original issue discount note, as described in ASC 480-55, may not be prepaid in whole or in part. If the Note is not paid in full with interest on the maturity date, the note holder has the right to convert this Note into restricted common shares of the Company. The conversion price shall equal the "Variable Conversion Price" (subject to equitable adjustments for stock splits, stock dividends or rights offerings by the Borrower). The "Variable Conversion Price" shall mean 55% multiplied by the Market Price (representing a discount rate of 45%). "Market Price" means the average of the lowest three (3) Trading Prices for the Common Stock during the ten (10) Trading Day period ending one Trading Day prior to the date the Conversion Notice is sent by the Holder to the Borrower via facsimile. The original issue discount note is for $32,500 and a discount of $23,636 remains as of June 30, 2011. For the six months ended June 30, 2011, $2,955 had been amortized and expensed.

Monster Offers

(A Development Stage Company)

Notes to the Financial Statements

NOTE 7 – STRATEGIC ALLIANCE & LICENSING AGREEMENTS

SSL5

On March 14, 2011, Monster Offers (the "Company") entered into Strategic Alliance and Licensing Agreement with SSL5, a Nevada corporation. SSL5 has developed technology services pertaining to a mobile financial services platform, which provides secure person-to-person mobile money transfer services. Monster Offers and SSL5 formed a strategic alliance with respect to the integration, use and commercialization of Monster Offers and SSL5 Existing Intellectual Property to create new and derivative intellectual property to introduce to various markets. Monster Offers obtained a license of the Existing SSL5 Intellectual Property for the exclusive use of the strategic alliance. As consideration for this license, Monster Offers issued 3,000,000 of its unregistered restricted shares to SSL5. These shares were valued at the market rate of $0.15 per share, for a total of $450,000. The license is amortized using the straight-line method over an estimate economic life to the Company of 10 years. As of June 30, 2011, the license totaled $436,685, net of $13,315 of accumulated amortization. Amortization expense for the three and six months ended June 30, 2011 and 2010 were $13,315 and $13,315 and $0 and $0, respectively.

Monster Offers and SSL5 plan to establish a new company as a 100% owned subsidiary of Monster Offers, in the State of Nevada, and to contribute the license of the Existing SSL5 Intellectual Property into the new subsidiary for its use and future development of new and derivative intellectual property. Any new and derivative intellectual property developed in conjunction with this Strategic Alliance and Licensing Agreement shall be owned exclusively by the new subsidiary. As of June 30, 2011, the subsidiary entity had not yet been established.

As further consideration, the Company entered into a consulting agreement with SSL5, providing stock options and a seat on the Monster Offers board of directors to develop ongoing product strategy and development services. In accordance with the terms of the agreement, the Consulting Company is entitled to purchase a total of 2,000,000 unregistered restricted shares of the Company over the term of the agreement of two years. Upon the completion of each 6-month period, a total of 500,000 shares will become vested and available for purchase by the Consultant. The price of these shares will be at $0.001 per share, or par value. In the event that the Company is sold or merged with another company, all remaining unvested shares will become fully vested immediately prior to any such transaction.

A pro-rated portion of the unvested stock options for the service period from March 14 to June 30, 2011, totaling 41,667 shares, have been valued at $4,968 using the Black-Scholes option pricing model based upon the following assumptions: term of 2 years, risk free interest rate of 0.61%, a dividend yield of 0% and a volatility rate of 142%.

Monster Offers

(A Development Stage Company)

Notes to the Financial Statements

Iconosys

On May 16, 2011, the Company entered into a Strategic Alliance and License Agreement with Iconosys, Inc., a California corporation. Iconosys has developed proprietary mobile applications and technology and engaged in the business of mobile communication application design related services. Monster Offers and Iconosys formed a strategic alliance with respect to the integration, use and commercialization of Monster Offers and Iconosys Existing Intellectual Property to create new and derivative intellectual property to introduce to various markets.

Iconosys obtained a license of the Existing Monster Offers Tier 1 Zala Merchant license with the ability to promote and sign up Zala account holders and participate in a revenue sharing model with Monster Offers. As consideration for this license, Iconosys issued 1,000,000 of its unregistered restricted shares to Monster Offers. Since Iconosys is not a publicly-traded corporation, these shares were valued at a fair value based upon a fair value of similar shares sold under a private placement memorandum by Iconosys at rate of $0.10 per share, for a total of $100,000. The entire value of the shares was recognized as unearned license revenue and will be recognized over one year, the term of the license. As of June 30, 2011, the Company has recognized $16,667 in license revenue.

In accordance with the terms of the agreement, Iconosys will provide services to Monster Offers relating to its Deal Buzzer mobile application and to integrate the Monster Offers existing intellectual property into mobile applications it currently designs and produces. As consideration for the services performed by Iconosys, Monster Offers issued 250,000 shares of unregistered, restricted common stock, an initial cash payment of $500, and future payments as part of a revenue share participation portion of the agreement. The 250,000 shares issued to Iconosys were valued at the market value $0.1433 per share for a total of $35,825 in prepaid expenses that will be recognized over the term of the agreement, or approximately 30 months. For the six months ended June 30, 2011, the Company recognized $2,888 in expenses.

The term of the strategic alliance and this agreement commenced on May 6, 2011 and will end on November 5, 2013, unless terminated earlier in accordance with the agreement.

NOTE 8 – CONSULTING AGREEMENT

On April 21, 2011, the Company entered into a consulting agreement for services related to raising funds for the Company. The terms of the agreement call for a percentage of monies received by contacts provided by the consultant in the following scale:

Up to $1 million raised	8.00%
$1,000,001 to $2 million	6.50%
$2,000,001 to $4 million	5.50%
$4,000,001 and above	4.50%

As of June 30, 2011, the Company has received $50,000 in convertible notes payable from contacts gained from this agreement and has paid 8 percent of those monies received, in accordance with this agreement, to the consultant for a total of $4,000.

Monster Offers

(A Development Stage Company)

Notes to the Financial Statements

NOTE 9 – SIGNIFICANT SOURCE OF REVENUE

On June 14, 2011, the Company executed a Services Agreement with Gannett, Inc., a Delaware corporation. In accordance with the Agreement, Monster Offers will track the performance of mutually agreed upon third-party "deal of the day" sites ("DOTD") that serve users in the applicable Gannett Markets, and will create reports describing the performance of deals distributed on such DOTD sites.

This Agreement will commence as of July 1, 2011 with the first deliverable due on July 12, 2011 and, unless earlier terminated as set forth herein, will remain in effect until June 30, 2012. Following the Initial Term, this Agreement may be renewed upon mutual written agreement of the parties.

NOTE 10 - RELATED PARTY TRANSACTIONS

For the six months ended June 30, 2011 and 2010, the Company received $3,195 and $76,250, respectively, from customers in which one of the Company's shareholders had ownership or was an affiliate, for work performed by subcontractors who are also related parties.

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

As discussed in Note 4, on November 18, 2010, the Company received 12,000,000shares of its common stock in exchange for its "Lead Generation Business Segment" in a transaction with the Company's former officer, Scott J. Gerardi.

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

Overview of Current Operations

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

Results of Operations for the quarter ended June 30, 2011

Revenues

During the three month period ended June 30, 2011, the Company generated $34,989 in revenues as compared to $12,102 for the same period last year. During the six months ended June 30, 2011, the Company generated $45,612 in revenues as compared to $77,102 for the same period last year. Management does not expect to receive any significant related party revenues through the end of its fiscal year. Additionally, the drop of revenues for the six months ended June 30, 2011, was accounted by management's decision to shift its business focus from affiliate marketing to building a social media commerce division. Management believes this decision will benefit the Company in the long-term. There can be no assurances that the Company can be profitable or that the Company will not incur operating losses in the future.

For the three months ending June 30, 2011, the Company experienced general and administrative expenses of $24,637 as compared to general and administrative expenses of $4,042 for the same period last year. For the three months ending June 30, 2011, the Company expensed advertising fees of $2,614 as compared to no advertising fees for the same period last year. For the three months ending June 30, 2011, the Company expensed consulting compensation of $112,405 as compared to $7,675 in consulting compensation for the same period last year. Total expenses for the quarter ending June 30, 2011 were $201,197 versus $13,467 for the same period last year. Total expenses for the six months ended June 30, 2011 were $395,580 as compared to $32,762 for the six months ended June 30, 2010.

The increase in expenses for the period ending June 30, 2011 was primarily due to the issuance of unregistered restricted common shares to two shareholders in exchange for entering into consulting agreements. The service of these consultants was necessary for the Company's business. A valuation of $156,000 was placed on these shares by expensing the normal hourly rate charged by these consultants for the services rendered during the quarter as additional paid in capital.

For the three months ended June 30, 2011, the Company had $(214,732) in net losses as compared to a net loss of $(1,365) for the same period last year. For the six months ended June 30, 2011, the Company had $(425,049) in net losses as compared to a net income of $44,340 for the six months ended June 30, 2010.

Since the Company's inception, on February 23, 2007, the Company had a net loss of $(958,654).

Plan of Operation

Management does not believe that the Company will be able to generate any significant profit during the coming year. Management believes that general and administrative costs as well as building its infrastructure will most likely curtail any significant profits.

Notwithstanding, the Company anticipates it will continue to generate losses and therefore it may be unable to continue operations in the future. Originally, management anticipated a need to raise $475,000 to fully implement its business plan. After careful consideration and a detailed analysis by new management, the Company now expects it will need to raise $5,000,000 to forward its business plan, and Monster Offers would have to issue debt or equity or enter into a strategic arrangement with a third party. There can be no assurance that additional capital will be available to Monster Offers, especially with the current economic environment. We recently entered into a Drawdown agreement with Auctus Private Equity Fund, LLC Pursuant to the Drawdown Agreement, which has a total drawdown amount of ten million dollars ($10,000,000). Monster Offers has the right to sell to Auctus at its sole discretion and Auctus has the obligation to purchase through advances to the Company, the Company's common stock through Draw-Down Notices issued by the Company. The number of shares of common stock that Auctus shall purchase shall be determined by dividing the dollar amount raised which may or may not equal the entire amount of the advance by the purchase price. As the Company currently has 62,850,880 shares issued and outstanding, with 75,000,000 shares of common stock authorized, the Company would need to authorize additional shares of its Common Stock should the Company obtain the entire $10,000,000.

Based on current cash on hand of $31,524 as of June 30, 2011, current assets of $106,357 and $285,500 in current liabilities, management is concerned that Monster Offers may not have sufficient funds to meet its financial obligations for the next twelve months. Management believes it has sufficient cash reserves to keep the Company operational through the third quarter. Management will need to obtain outside funding to keep the Company operational beyond the third quarter. There are no assurances that management will be able to secure outside funding. Management anticipates that the Company will need to spend a minimum of $15,000 over the next twelve months to pay for audit and legal fees to keep the company fully reporting. Failure to secure additional funding can result in the company being fully reporting, but not operational. The Company will require additional funds to build its business infrastructure. In the event the Company requires additional funds, the Company will have to seek loans or equity placements to cover such cash needs. There are no assurances additional capital will be available to the Company on acceptable terms.

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

Going Concern

Going Concern - The Company has recognized an accumulated deficit since inception of $(958,654). Although the Company has recognized total revenues of $445,837 with gross profits of $196,009, the Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. The financial statements have been prepared assuming the Company will continue to operate as a going concern which contemplates the realization of assets and the settlement of liabilities in the normal course of business. No adjustment has been made to the recorded amount of assets or the recorded amount or classification of liabilities which would be required if the Company were unable to continue its operations. (See Financial Footnote 2)

Summary of any product research and development that we will perform for the term of our plan of operation.

We do not anticipate performing any additional significant product research and development under our current plan of operation.

Expected purchase or sale of plant and significant equipment

We do not anticipate the purchase or sale of any plant or significant equipment; as such items are not required by us at this time.

Significant changes in the number of employees

As of June 30, 2011, we did not have any employees. We are dependent upon our sole officer and director for our future business development. As our operations expand we anticipate the need to hire additional employees, consultants and professionals; however, the exact number is not quantifiable at this time.

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

As of June 30, 2011, our current assets were $106,357 and our current liabilities were $285,500. As of June 30, 2011, our total assets were $652,975 compared to total assets of $99,846 as of December 31, 2010. Total assets as of June 30, 2011 consisted of $31,524 in cash, $10,396 in accounts receivable, $26,000 in prepaid stock compensation, prepaid expense of $38,437, $9,933 in unamortized financing fees and $436,685 in license ownership and $100,000 in an investement. As of June 30, 2011, our current and total liabilities were $285,500 compared to total liabilities of $112,530 as of December 31, 2010. Our liabilities consisted of $24,579 in accounts payable, $3,711 in accrued interest , $83,333 in unearned revenue and $173,877 in a convertible note payable.

Stockholders' equity increased from $(12,684) as of December 31, 2010 to $367,475 as of June 30, 2011.

We have not generated positive cash flows from operating activities. For the six months ended June 30, 2011, net cash flow used in operating activities was $(157,507) compared to net cash flow used in operating activities of $(15,930) for the six months ended June 30, 2010.

During the six month periods ended June 30, 2011 and June 30, 2010, net cash flow provided from financing activities was $152,500 and $1,000, respectively.

The Company has no employment agreements in place with its officers, nor does the Company owe its officers any accrued compensation, as the Officers agreed to work for the company at no cost, until the company can become profitable on a consistent Quarter-to-Quarter basis.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2011. In making its assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on its assessment, management has concluded that we had certain control deficiencies described below that constituted material weaknesses in our internal controls over financial reporting. As a result, our internal control over financial reporting was not effective as of June 30, 2011.

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

We do not believe the material weaknesses described above caused any meaningful or significant misreporting of our financial condition and results of operations for the quarter ended June 30, 2011. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

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

None.

Item 3 -- Defaults Upon Senior Securities

None.

Item 4 -- Submission of Matters to a Vote of Security Holders

None.

Item 5 -- Other Information

None.

Item 6 -- Exhibits

(a) Pursuant to Rule 601 of Regulation S-B, the following exhibits are included herein or incorporated by reference.

Exhibit Number	Description
31.1	Section 302 Certification - Chief Executive Officer
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  August 22, 2011

Monster Offers
By: /s/ Paul Gain
Paul Gain Director and CEO (principal executive, financial and accounting officer)