Form 10-Q
period 2011-09-30
Monster Offers
filed 2011-11-21
CIK 1423746

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________

FORM 10-Q

_________________

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  September 30, 2011

or

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section S 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.     Yes  ☐     No  [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of November 21, 2011, the registrant’s outstanding common stock consisted of 64,662,084 shares, $0.001 par value. Authorized – 75,000,000 shares.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements	3
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24
Item 4.	Controls and Procedures	25

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings	28
Item 1A.	Risk Factors	28
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	28
Item 3.	Defaults Upon Senior Securities	28
Item 4.	Submission of Matters to a Vote of Security Holders	28
Item 5.	Other Information	28
Item 6.	Exhibits	28

Monster Offers

(A Development Stage Company)

Balance Sheets

	September 30,	December 31,
	2011	2010
	(Unaudited)	(Audited)
ASSETS

Current assets
Cash	$ 7,133	$ 36,531
Accounts receivable	38,226	6,352
Unamortized financing fees – current portion	5,739	-
Prepaid stock compensation – current portion	14,330	51,667
Total current assets	65,428	94,550

Other assets
Unamortized financing fees	-	5,296
Prepaid stock compensation	15,525	-
Investment in Iconosys	100,000	-
License, net of $24,565 accumulated amortization	425,435	-
Total other assets	540,960	5,296

TOTAL ASSETS	$ 606,388	$ 99,846

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable	$ 66,550	$ 10,800
Accrued interest	7,968	1,831
Unearned revenue	58,333	-
Convertible notes payable, net of unamortized discount
of $37,131 and $44,363, respectively	167,315	99,899
Total current liabilities	300,166	112,530

Total liabilities	300,166	112,530

Stockholders' equity (deficit)
Common stock - $0.001 par value,
75,000,000 shares authorized, 64,662,084
and 60,288,707 shares issued and outstanding
as of 9/30/2011 and 12/31/2010, respectively	64,662	60,289
Additional paid-in capital	828,868	469,032
Treasury stock 12,000,000 and 12,000,000 shares as of 9/30/11 and
12/31/10, respectively	-	-
Common stock receivable	(8,400)	(8,400)
Common stock payable	486,311	-
Accumulated deficit during development stage	(1,065,219)	(533,605)
Total stockholders' equity (deficit)	306,222	(12,684)

TOTAL LIABILITES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ 606,388	$ 99,846

The accompanying notes are an integral part of these financial statements.

Monster Offers

(A Development Stage Company)

Statements of Operations

(Unaudited)

					Inception
	For the three months ended		For the nine months ended		(February 23, 2007)
	September 30,		September 30,		to September 30,
	2011	2010	2011	2010	2011

REVENUES
Commission revenue	$ 79,373	$ -	$ 105,123	$ 250	$ 105,900
Commission revenue - related party	-	500	2,572	3,102	328,819
License revenue	25,000	-	41,667	-	41,667
Services - related party	(233)	19,014	390	93,264	73,591
Total revenues	104,140	19,514	149,752	96,616	549,977

Cost of goods
Commission paid - related party	-	-	-	-	249,828
Total cost of goods	-	-	-	-	249,828

Gross profit	104,140	19,514	149,752	96,616	300,149

EXPENSES
Advertising	4,930	200	9,079	200	34,857
Amortization	11,250	-	24,565	-	24,565
Audit fees	4,275	-	21,605	1,750	40,605
Expenses of spin-off	-	-	200	-	5,810
General and administrative	46,240	2,216	105,508	25,529	273,776
Professional fees	(100)	-	18,908	7,700	39,516
Officer compensation	33,400	-	103,100	-	163,100
Strategic alliance costs	3,582	-	6,470	-	6,470
Consulting services	70,522	182,768	280,244	182,768	690,862
Total operating expenses	174,100	185,184	569,679	217,947	1,279,561

Other income (expense)
Interest expense	(6,258)	-	(15,619)	-	(17,450)
Financing fees	(30,348)	-	(96,655)	-	(108,554)
Debt forgiveness	-	-	587	-	6,197
Refund of expense	-	-	-	-	34,000
Total other income (expenses)	(36,606)	-	(111,687)	-	(85,807)

Net loss	$ (106,565)	$ (165,670)	$ (531,614)	$ (121,331)	$ (1,065,219)

Net loss per common share - basic and diluted	$ (0.00)	$ (0.01)	$ (0.01)	$ (0.00)

Weighted average number of common
shares outstanding - basic	63,586,795	31,932,527	61,959,936	32,283,529

The accompanying notes are an integral part of these financial statements.

(A Development Stage Company)

Statements of Cash Flows

(Unaudited)

			Inception
	For the nine months ended		(February 23, 2007)
	September 30,		September 30,
	2011	2010	2011

OPERATING ACTIVITIES
Net loss	(531,614)	(121,331)	(1,065,219)
Adjustments to reconcile net loss
to net cash used by operating activities:
License revenue – non - cash	(41,667)	-	(41,667)
Forgiveness of debt	(587)	-	(587)
Financing fees	95,811	-	107,710
Common shares issued for services	169,280	182,768	631,716
Strategic alliance costs	6,470	-	6,470
Amortization	24,565	-	24,565
Changes in operating assets and liabilities:			-
Decrease in prepaid stock compensation	51,667	-	-
Increase in accounts receivable	(31,874)	(63,559)	(38,226)
Increase in unamortized financing fees	(1,010)	-	(6,306)
Increase (decrease) in accounts payable	52,397	1,775	63,197
Increase in accrued interest	13,619	-	15,450

Net cash used by operating activities	(192,943)	(347)	(302,897)

FINANCING ACTIVITIES
Proceeds from convertible notes payable	152,500	-	240,500
Proceeds from issuance of common stock	11,045	150	68,545
Contributed capital	-	-	985

Net cash provided by financing activities	163,545	150	310,030

NET CHANGE IN CASH	(29,398)	(197)	7,133

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	36,531	18,190	-

CASH AND CASH EQUIVALENTS -
END OF PERIOD	$ 7,133	$ 17,993	$ 7,133

SUPPLEMENTAL DISCLOSURES:
Interest paid	$ -	$ -	$ -
Income taxes paid	$ -	$ -	$ -
Non-cash investing and financing activities:
Non – cash intangible asset	$ -	$ 8,000	$ -
Stock issued for purchase of license	$ 450,000	$ -	$ 450,000
Stock issued for conversion of notes payable	$ 187,223	$ -	$ 187,223
Investment in Iconosys	$ 100,000	-	$ 100,000
Increase in prepaid stock compensation	$ 156,000	$ -	$ 243,492

The accompanying notes are an integral part of these financial statements.

Monster Offers

(A Development Stage Company)

Notes to the Financial Statements

NOTE 1 - FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2011 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2010 audited financial statements. The results of operations for the nine months ended September 30, 2011 are not necessarily indicative of the operating results expected for the full year.

NOTE 2 - GOING CONCERN

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. Since inception (February 23, 2007) through September 30, 2011, the Company recognized an accumulated deficit during development stage of approximately ($1,065,219). The Company's ability to continue as a going concern is contingent upon its ability to achieve and maintain profitable operations, and the Company’s ability to raise additional capital as required.

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

Cash and Cash Equivalents

The Company considers all short-term investments with a maturity of three months or less at the date of purchase to be cash equivalents. As of September 30, 2011 and December 31, 2010, there are no cash equivalents.

Monster Offers

(A Development Stage Company)

Notes to the Financial Statements

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

Advertising

Advertising costs are expensed when incurred. The Company incurred advertising expenses of $4,930 and $200 for the three months ended September 30, 2011 and September 30, 2010, respectively. The Company incurred advertising expenses of $9,079 and $200 for the nine months ended September 30, 2011 and September 30, 2010, respectively. For the period since inception on February 23, 2007 through September 30, 2011, the Company has incurred advertising expenses of $34,857.

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

Earnings per Share

Historical net loss per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share include additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of securities or other contracts to issue common stock that were exercised or converted into common stock or resulted in the issuance of common stock that shared in the earnings of the entity.

Accounts receivable

Accounts receivable are stated at the amount management expects to collect from balances outstanding at year end. Management provides for probable uncollectible amounts through a charge to earnings and a credit to an allowance based on its assessment of the current status of individual accounts. Balances that are still outstanding after management has used reasonable collection efforts are written off through a charge to the valuation allowance. As of September 30, 2011 and December 31, 2010, we have $38,226 and $6,352 in accounts receivable and no amounts charged to allowance for doubtful accounts.

Fair Value of Financial Instruments

The carrying amounts of the financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities, approximate fair value due to the short maturities of these financial instruments. The notes payable are also considered financial instruments whose carrying amounts approximate fair value.

Monster Offers

(A Development Stage Company)

Notes to the Financial Statements

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

Recent Accounting Pronouncements

We have examined all recent accounting pronouncements and believe that none of them will have a material impact on the Company’s financial position, results of operations or cashflows.

NOTE 4 - STOCKHOLDERS' EQUITY (DEFICIT)

Common Stock

The Company is authorized to issue 75,000,000 shares of its $0.001 par value common stock.

Monster Offers

(A Development Stage Company)

Notes to the Financial Statements

On January 21, 2011, the Company issued 400,000 unregistered shares in exchange for public relations and communications consulting services in accordance with an agreement dated January 21, 2011. The shares were valued at a market value of $0.26 per share, totaling $104,000. The total value was allocated between consulting expense and prepaid consulting expense based on a prorated portion of services performed during the nine months ended September 30, 2011 and the remaining portion of the term of the agreement.

On January 21, 2011, the Company also issued 200,000 free-trading shares in exchange for consulting services in accordance with an agreement entered into on January 21, 2011. The shares were valued at a market value of $0.26 per share, totaling $52,000. The total value was allocated between consulting expense and prepaid consulting expense based on a prorated portion of services performed during the nine months ended September 30, 2011 and the remaining portion of the term of the agreement.

On February 7, 2011, the Company entered into an agreement for business strategy and planning, market analysis, and marketing consulting services. In accordance with the terms of the agreement, 50,000 unregistered restricted shares of common stock will be exchanged for the services provided by the consultant. The shares will be earned in proportion to the pro-rated amount of time of the services performed over the term of the agreement and, in accordance with ASC 505-50, will be revalued and expensed at each interim financial statement date. The pro-rated number of shares, totaling 19,286 shares, were valued at a market value of $0.04 per share as of September 30, 2011, totaling $486, and an expense was recognized. As of September 30, 2011the shares have not yet been issued and thus have been recorded as stock payable.

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

Monster Offers

(A Development Stage Company)

Notes to the Financial Statements

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

On July 8, 2011, the Company sold 185,198 shares of free-trading common stock for a total of $6,988 (of which $700 was recorded to reduce APIC for the $5,000 origination fee payable) to Auctus Private Equity Fund, LLC in accordance with the terms of the Drawdown Equity Financing Agreement entered into on December 29, 2010 (see Note 5).

On July 19, 2011, the Company sold 76,529 shares of free-trading common stock for a total of $2,680 (of which $500 was recorded to reduce APIC for the $5,000 origination fee payable) to Auctus Private Equity Fund, LLC in accordance with the terms of the Drawdown Equity Financing Agreement entered into on December 29, 2010 (see Note 5).

On July 28, 2011, the Company sold 27,500 shares of free-trading common stock for a total of $1,014 (of which $447 was recorded to reduce the $5,000 origination fee payable) to Auctus Private Equity Fund, LLC in accordance with the terms of the Drawdown Equity Financing Agreement entered into on December 29, 2010 (see Note 5).

On August 9, 2011, the Company issued 478,261 shares of common stock to Asher Enterprises for the conversion of $11,000 in principal of outstanding convertible notes payable. See Note 6 for further details of this conversion.

On August 19, 2011, the Company sold 103,545 shares of free-trading common stock for a total of $2,511 (of which $500 was recorded to reduce APIC for the $5,000 origination fee payable) to Auctus Private Equity Fund, LLC in accordance with the terms of the Drawdown Equity Financing Agreement entered into on December 29, 2010 (see Note 5).

On September 2, 2011, the Company issued 940,171 shares of common stock to Asher Enterprises for the conversion of $11,000 in principal of outstanding convertible notes payable. See Note 6 for further details of this conversion.

As of September 30, 2011 and December 31, 2010, the Company has 64,662,084 and 60,288,707 shares of its common stock issued and outstanding, respectively.

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

Monster Offers

(A Development Stage Company)

Notes to the Financial Statements

As of September 13, 2011, 500,000 shares have fully vested in accordance with the agreement and were revalued at $12,192 using the Black-Scholes option pricing model based upon the following assumptions: term of 2 years, risk free interest rate of 0.21%, a dividend yield of 0% and a volatility rate of 183%.

A pro-rated portion of the unvested stock options for the service period from September 14 to September 30, 2011, totaling 41,667 shares, have been valued at $602 using the Black-Scholes option pricing model based upon the following assumptions: term of 2 years, risk free interest rate of 0.25%, a dividend yield of 0% and a volatility rate of 183%.

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

At the assumed offering price of $0.26 per share, we estimated that we would be able to receive up to $1,950,000 in gross proceeds, assuming the sale of the entire 7,500,000 shares registered hereunder pursuant to the Drawdown Equity Financing Agreement. We would be required to register 30,961,538 additional shares to obtain the balance of $10,000,000 under the Drawdown Equity Financing Agreement at the assumed offering price of $0.26. Management believes the Company will require $500,000 over the next six months through this Drawdown Equity Financing Agreement. There is uncertainty as to whether we will ever receive the full $10 million available under the equity line agreement. It is unlikely that we will be required to register more shares, unless management identifies a major acquisition or opportunity for the Company. As the Company currently has 64,662,084 shares issued and outstanding, with 75,000,000 shares of common stock authorized, the Company would need to authorize additional shares of its Common Stock should the Company obtain the entire $10,000,000.

Monster Offers

(A Development Stage Company)

Notes to the Financial Statements

The Company is obligated to file with the U.S. Securities and Exchange Commission (the "SEC") a registration statement on Form S-1, within 30 days from the date of the Agreements and to use all commercially reasonable efforts to have such registration statement declared effective by the SEC within 120 days of filing. The Company has agreed to pay Auctus an aggregate amount of $7,500 as an origination fee with respect to the transaction. This is a non-refundable origination fee equal to Two

Thousand Five Hundred ($2,500) Dollars which was paid upon execution of the Drawdown Equity Financing Facility term sheet and Five Thousand ($5,000) Dollars in cash which a portion will be taken out of each Drawdown.

During the three months ended September 30, 2011, there have been four individual sales of common stock in accordance with this agreement (see Note 4). The Company received a total of $11,045 for a total of 392,772 shares of free-trading common stock. In accordance with the agreement, these shares were issued at a discount equal to three percent of the lowest closing bid price during the five trading days following the Company's delivery of notice.

NOTE 6 - CONVERTIBLE NOTES PAYABLE

On November 9, 2010, the Company entered into an agreement with Asher Enterprises, Inc., a Delaware corporation, an accredited investor, whereby Asher Enterprises loaned the Company the aggregate principal amount of $53,000 together with any interest at the rate of eight percent (8%) per annum, until the maturity date of July 18, 2011. The original issue discount note, as described in ASC 480-55, may not be prepaid in whole or in part. If the Note is not paid in full with interest on the maturity date, the note holder has the right to convert this Note into restricted common shares of the Company. The conversion price shall equal the "Variable Conversion Price" (subject to equitable adjustments for stock splits, stock dividends or rights offerings by the Borrower). The "Variable Conversion Price" shall mean 61% multiplied by the Market Price (representing a discount rate of 39%). "Market Price" means the average of the lowest three (3) Trading Prices for the Common Stock during the ten (10) Trading Day period ending one Trading Day prior to the date the Conversion Notice is sent by the Holder to the Borrower via facsimile. On May 2, 2011, $15,000 of the principal balance was converted into 161,812 shares. On May 4, 2011, $12,000 of the principal balance was converted into 128,068 shares. On May 6, 2011 $12,000 of the principal balance was converted into 129,450 shares. On May 23, 2011, the remaining principal balance of $14,000 and $2,120 in interest was converted into 326,316 shares. As of September 30, 2011 this note was paid in full.

On December 1, 2010, an additional convertible note payable in the amount of $35,000 was entered into with Asher Enterprises with identical terms as the note entered into on November 9, 2010, the maturity date being August 29, 2011, with interest accruing at 8% per annum. If the Note is not paid in full with interest on the maturity date, the note holder has the same right to convert this Note into restricted common shares of the Company with the same discount as the note described above. The original issue discount note is for $35,000 and a discount of $12,432 remains as of March 31, 2011. For the quarter ended March 31, 2011 and year ended December 31, 2010, $7,459 and $2,486 had been amortized and expensed, respectively. On June 7, 2011, $15,000 of the principal balance was converted into 392,670 shares. On June 13, 2011, $10,000 of the principal balance was converted into 362,319 shares. On June 17, 2011, the remaining principal balance of $10,000 and $1,400 in interest was converted into 461,538 shares. As of September 30, 2011 this note was paid in full.

Monster Offers

(A Development Stage Company)

Notes to the Financial Statements

On January 27, 2011, a third convertible note payable in the amount of $30,000 was entered into with Asher Enterprises with identical terms as the note entered into on November 9, 2010, the maturity date being October 31, 2011, with interest accruing at 8% per annum. If the Note is not paid in full with interest on the maturity date, the note holder has the same right to convert this Note into restricted common shares of the Company with the same discount as the note described above. On August 9, 2011, $11,000 of the principal balance was converted into 478,261 shares. On September 2, 2011, an additional $11,000 of the principal balance was converted into 940,171 shares. The remaining principal of $8,000 and a discount of $575 remain as of September 30, 2011. For the nine months ended September 30, 2011, $18,605 has been amortized and expensed.

On April 25, 2011, a fourth convertible note payable in the amount of $40,000 was entered into with Asher Enterprises with identical terms as the note entered into on November 9, 2010, the maturity date being January 27, 2012, with interest accruing at 8% per annum. If the Note is not paid in full with interest on the maturity date, the note holder has the same right to convert this Note into restricted common shares of the Company with the same discount as the note described above. The original issue discount note is for $40,000 and a discount of $11,366 remains as of September 30, 2011. For the nine months ended September 30, 2011, $14,208 has been amortized and expensed.

On May 16, 2011, the Company entered into an agreement with Tangiers Investors, LP, a Delaware limited partnership, an accredited investor, whereby Tangiers Investors loaned the Company the aggregate principal amount of $50,000, less $500 for costs of the loan transaction and $4,000 fee to be paid to a third party, together with any interest at the rate of seven percent (7%) per annum, until the maturity date of May 7, 2012. The original issue discount note, as described in ASC 480-55, may not be prepaid in whole or in part. If the Note is not paid in full with interest on the maturity date, the note holder has the right to convert this Note into restricted common shares of the Company. The conversion price shall equal the "Variable Conversion Price" (subject to equitable adjustments for stock splits, stock dividends or rights offerings by the Borrower). The "Variable Conversion Price" shall mean 75% multiplied by the Market Price (representing a discount rate of 25%). "Market Price" means the lowest trading price for the Common Stock during the seven (7) Trading Day period ending one Trading Day prior to the date the Conversion Notice is sent by the Holder to the Borrower via facsimile. The original issue discount note is for $50,000 and a discount of $10,417 remains as of September 30, 2011. For the nine months ended September 30, 2011, $6,250 has been amortized and expensed.

On June 1, 2011, a fifth convertible note payable in the amount of $32,500 was entered into with Asher Enterprises. The original issue discount note, as described in ASC 480-55, may not be prepaid in whole or in part. If the Note is not paid in full with interest on the maturity date, the note holder has the right to convert this Note into restricted common shares of the Company. The conversion price shall equal the "Variable Conversion Price" (subject to equitable adjustments for stock splits, stock dividends or rights offerings by the Borrower). The "Variable Conversion Price" shall mean 55% multiplied by the Market Price (representing a discount rate of 45%). "Market Price" means the average of the lowest three (3) Trading Prices for the Common Stock during the ten (10) Trading Day period ending one Trading Day prior to the date the Conversion Notice is sent by the Holder to the Borrower via facsimile. The original issue discount note is for $32,500 and a discount of $14,773 remains as of September 30, 2011. For the nine months ended September 30, 2011, $11,818 has been amortized and expensed

Monster Offers

(A Development Stage Company)

Notes to the Financial Statements

NOTE 7 – STRATEGIC ALLIANCE & LICENSING AGREEMENTS

SSL5

On March 14, 2011, Monster Offers (the "Company") entered into Strategic Alliance and Licensing Agreement with SSL5, a Nevada corporation. SSL5 has developed technology services pertaining to a mobile financial services platform, which provides secure person-to-person mobile money transfer services. Monster Offers and SSL5 formed a strategic alliance with respect to the integration, use and commercialization of Monster Offers and SSL5 Existing Intellectual Property to create new and derivative intellectual property to introduce to various markets. Monster Offers obtained a license of the Existing SSL5 Intellectual Property for the exclusive use of the strategic alliance. As consideration for this license, Monster Offers issued 3,000,000 of its unregistered restricted shares to SSL5. These shares were valued at the market rate of $0.15 per share, for a total of $450,000.The license is amortized using the straight-line method over an estimate economic life to the Company of 10 years. As of September 30, 2011, the license totaled $425,435, net of $24,565 of accumulated amortization. Amortization expense for the three and nine months ended September 30, 2011 and 2010 were $11,250 and $24,565, respectively.

Monster Offers and SSL5 plan to establish a new company as a 100% owned subsidiary of Monster Offers, in the State of Nevada, and to contribute the license of the Existing SSL5 Intellectual Property into the new subsidiary for its use and future development of new and derivative intellectual property. Any new and derivative intellectual property developed in conjunction with this Strategic Alliance and Licensing Agreement shall be owned exclusively by the new subsidiary. As of September 30, 2011, the subsidiary entity had not yet been established.

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

As of September 13, 2011, 500,000 shares have fully vested in accordance with the agreement and were revalued at $12,192 using the Black-Scholes option pricing model based upon the following assumptions: term of 2 years, risk free interest rate of 0.21%, a dividend yield of 0% and a volatility rate of 183%.

A pro-rated portion of the unvested stock options for the service period from September 14 to September 30, 2011, totaling 41,667 shares, have been valued at $602 using the Black-Scholes option pricing model based upon the following assumptions: term of 2 years, risk free interest rate of 0.25%, a dividend yield of 0% and a volatility rate of 183%.

Monster Offers

(A Development Stage Company)

Notes to the Financial Statements

Iconosys

On May 16, 2011, the Company entered into a Strategic Alliance and License Agreement with Iconosys, Inc., a California corporation. Iconosys has developed proprietary mobile applications and technology and is engaged in the business of mobile communication application design related services. Monster Offers and Iconosys formed a strategic alliance with respect to the integration, use and commercialization of Monster Offers and Iconosys Existing Intellectual Property to create new and derivative intellectual property to introduce to various markets.

Iconosys obtained a license of the Existing Monster Offers Tier 1 Zala Merchant license with the ability to promote and sign up Zala account holders and participate in a revenue sharing model with Monster Offers. As consideration for this license, Iconosys issued 1,000,000 of its unregistered restricted shares to Monster Offers. Since Iconosys is not a publicly-traded corporation, these shares were valued at a fair value based upon a fair value of similar shares sold under a private placement memorandum by Iconosys at rate of $0.10 per share, for a total of $100,000. The entire value of the shares was recognized as unearned license revenue and will be recognized over one year, the term of the license. For the three and nine months ended September 30, 2011 and 2010, the Company has recognized $25,000, $41,667, $0, and $0 in license revenue, respectively.

In accordance with the terms of the agreement, Iconosys will provide services to Monster Offers relating to its Deal Buzzer mobile application and to integrate the Monster Offers existing intellectual property into mobile applications it currently designs and produces. As consideration for the services performed by Iconosys, Monster Offers issued 250,000 shares of unregistered, restricted common stock, an initial cash payment of $500, and future payments as part of a revenue share participation portion of the agreement. The 250,000 shares issued to Iconosys were valued at the market value $0.1433 per share for a total of $35,825 in prepaid expenses that will be recognized over the term of the agreement, or approximately 30 months. For the three and nine months ended September 30, 2011, the Company recognized $3,582 and $6,470 in expenses, respectively.

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

Monster Offers

(A Development Stage Company)

Notes to the Financial Statements

As of September 30, 2011, the Company has received $50,000 in convertible notes payable from contacts gained from this agreement and has paid 8 percent of those monies received, in accordance with this agreement, to the consultant for a total of $4,000.

NOTE 9 – SIGNIFICANT SOURCE OF REVENUE

On June 14, 2011, the Company executed a Services Agreement with Gannett, Inc., a Delaware corporation. In accordance with the Agreement, Monster Offers will track the performance of mutually agreed upon third-party "deal of the day" sites ("DOTD") that serve users in the applicable Gannett Markets, and will create reports describing the performance of deals distributed on such DOTD sites

This Agreement commenced on July 1, 2011 with the first deliverable due on July 12, 2011 and, unless earlier terminated as set forth herein, will remain in effect until June 30, 2012. Following the Initial Term, this Agreement may be renewed upon mutual written agreement of the parties.

NOTE 10 - RELATED PARTY TRANSACTIONS

For the nine months ended September 30, 2011 and 2010, the Company received $2,962 and $96,366, respectively, from customers in which one of the Company's shareholders had ownership or was an affiliate, for work performed by subcontractors who are also related parties.

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

On November 18, 2010, the Company received 12,000,000 shares of its common stock in exchange for its "Lead Generation Business Segment" in a transaction with the Company's former officer, Scott J. Gerardi. These shares have not been cancelled and are included in the total issued and outstanding shares.

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

Critical Accounting Policies

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", included in our Annual report on Form 10-K for the fiscal year ended December 31, 2010.

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

Results of Operations for the quarters ended September 30, 2011 and 2010

Revenues

During the three month period ended September 30, 2011, the Company generated $104,140 in revenues as compared to $19,514 for the same period last year. During the nine months ended September 30, 2011, the Company generated $149,752 in revenues as compared to $96,616 for the same period last year. Management does not expect to receive any significant related party revenues through the end of its fiscal year. There can be no assurances that the Company can be profitable or that the Company will not incur operating losses in the future.

For the three months ending September 30, 2011, the Company experienced general and administrative expenses of $46,240 as compared to general and administrative expenses of $2,216 for the same period last year. For the three months ending September 30, 2011, the Company expensed advertising fees of $4,930 as compared to $200 in advertising fees for the same period last year. For the three months ending September 30, 2011, the Company expensed consulting compensation of $70,522 as compared to $182,768 in consulting compensation for the same period last year. Total operating expenses for the quarter ending September 30, 2011 were $174,100 versus $185,184 for the same period last year. Total operating expenses for the nine months ended September 30, 2011 were $569,679 as compared to $217,947 for the nine months ended September 30, 2010.

For the three months ended September 30, 2011, the Company had $(106,565) in net losses as compared to a net loss of $(165,670) for the same period last year. For the nine months ended September 30, 2011, the Company had $(531,614) in net losses as compared to a net loss of $(121,331) for the nine months ended September 30, 2010.

Since the Company's inception, on February 23, 2007, the Company had a net loss of $(1,065,219).

Plan of Operation

Management does not believe that the Company will be able to generate any significant profit during the coming year. Management believes that general and administrative costs as well as building its infrastructure will most likely curtail any significant profits.

Notwithstanding, the Company anticipates it will continue to generate losses and therefore it may be unable to continue operations in the future. Originally, management anticipated a need to raise $475,000 to fully implement its business plan. After careful consideration and a detailed analysis by new management, the Company now expects it will need to raise $5,000,000 to forward its business plan, and Monster Offers would have to issue debt or equity or enter into a strategic arrangement with a third party. There can be no assurance that additional capital will be available to Monster Offers, especially with the current economic environment. We recently entered into a Drawdown agreement with Auctus Private Equity Fund, LLC Pursuant to the Drawdown Agreement, which has a total drawdown amount of ten million dollars ($10,000,000). Monster Offers has the right to sell to Auctus at its sole discretion and Auctus has the obligation to purchase through advances to the Company, the Company's common stock through Draw-Down Notices issued by the Company. The number of shares of common stock that Auctus shall purchase shall be determined by dividing the dollar amount raised which may or may not equal the entire amount of the advance by the purchase price. As the Company currently has 64,662,084 shares issued and outstanding, with 75,000,000 shares of common stock authorized, the Company would need to authorize additional shares of its Common Stock should the Company obtain the entire $10,000,000.

Based on current cash on hand of $7,133 as of September 30, 2011, current assets of $65,428 and $300,166 in current liabilities, management is concerned that Monster Offers may not have sufficient funds to meet its financial obligations for the next twelve months. Management believes it has sufficient cash reserves to keep the Company operational through the fourth quarter. Management will need to obtain outside funding to keep the Company operational beyond the third quarter. There are no assurances that management will be able to secure outside funding. Management anticipates that the Company will need to spend a minimum of $15,000 over the next twelve months to pay for audit and legal fees to keep the company fully reporting. Failure to secure additional funding can result in the company being fully reporting, but not operational. The Company will require additional funds to build its business infrastructure. In the event the Company requires additional funds, the Company will have to seek loans or equity placements to cover such cash needs. There are no assurances additional capital will be available to the Company on acceptable terms.

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

Going Concern

Going Concern - The Company has recognized an accumulated deficit since inception (February 23, 2007) through September 30, 2011 of $(1,065,219). Although the Company has recognized total revenues of $549,977 with gross profits of $300,149, since inception (February 23, 2007) through September 30, 2011, the Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. The financial statements have been prepared assuming the Company will continue to operate as a going concern which contemplates the realization of assets and the settlement of liabilities in the normal course of business. No adjustment has been made to the recorded amount of assets or the recorded amount or classification of liabilities which would be required if the Company were unable to continue its operations. (See Financial Footnote 2)

Summary of any product research and development that we will perform for the term of our plan of operation.

We do not anticipate performing any additional significant product research and development under our current plan of operation.

Expected purchase or sale of plant and significant equipment

We do not anticipate the purchase or sale of any plant or significant equipment; as such items are not required by us at this time.

Significant changes in the number of employees

As of September 30, 2011, we did not have any employees. We are dependent upon our sole officer and director for our future business development. As our operations expand we anticipate the need to hire additional employees, consultants and professionals; however, the exact number is not quantifiable at this time.

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

As of September 30, 2011, our current assets were $65,428 and our current liabilities were $300,166. As of September 30, 2011, our total assets were $606,388 compared to total assets of $99,846 as of December 31, 2010. Total assets as of September 30, 2011 consisted of $7,133 in cash, $38,226 in accounts receivable, prepaid expense of $14,330, $5,739 in unamortized financing fees and $425,435 in license ownership and $100,000 in an investment. As of September 30, 2011, our current and total liabilities were $300,166 compared to total liabilities of $112,530 as of December 31, 2010. Our liabilities consisted of $66,550 in accounts payable, $7,968 in accrued interest, $58,333 in unearned revenue and $167,315 in convertible notes payable.

Stockholders' equity (deficit) increased from $(12,684) as of December 31, 2010 to $306,222 as of September 30, 2011.

We have not generated positive cash flows from operating activities. For the nine months ended September 30, 2011, net cash flow used in operating activities was $(192,943) compared to net cash flow used in operating activities of $(347) for the nine months ended September 30, 2010.

During the nine month periods ended September 30, 2011 and September 30, 2010, net cash flow provided from financing activities was $163,545 and $150, respectively.

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

Critical Accounting Policies and Estimates

Revenue Recognition: We recognize revenue from product sales and service agreements once all of the following criteria for revenue recognition have been met: pervasive evidence that an agreement exists; the services have been rendered; the fee is fixed and determinable and not subject to refund or adjustment; and collection of the amount due is reasonably assured.

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

Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2011. In making its assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on its assessment, management has concluded that we had certain control deficiencies described below that constituted material weaknesses in our internal controls over financial reporting. As a result, our internal control over financial reporting was not effective as of September 30, 2011.

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

We do not believe the material weaknesses described above caused any meaningful or significant misreporting of our financial condition and results of operations for the quarter ended September 30, 2011. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

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

PART II. OTHER INFORMATION

Item 1 - Legal Proceedings

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

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3 - Defaults Upon Senior Securities

None.

Item 4 - Submission of Matters to a Vote of Security Holders

None.

Item 5 - Other Information

None.

Item 6 - Exhibits

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

Date:  November 21, 2011

Monster Offers
By: /s/ Paul Gain
Paul Gain Director and CEO (principal executive, financial and accounting officer)