Form 10-K
period 2011-12-31
Monster Offers
filed 2012-04-16
CIK 1423746

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

___________________

FORM 10-K

(Mark one)

x	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2011

OR

o	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________to

Commission File Number: 000-53266

Monster Offers

(Exact name of registrant as specified in its charter)

_________________

Nevada	26-1548306
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification No.)

P.O. Box 1092, Bonsall, CA	92003
(Address of principal executive offices)	(Zip Code)

(760) 208-4905

(Registrant’s telephone number, including area code)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.

Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐ Not Applicable

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Large accelerated filer ☐	Accelerated filer	o
Non-accelerated filer ☐	Smaller Reporting Company	þ
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of the Company's common shares of voting stock held by non-affiliates of the Company at April 13, 2012, computed by reference to the $3.94 per-share price quoted on the OTC-BB was $434,306.

As of April 16, 2012, there were 241,507 shares of common stock, par value $0.001 per share, of the registrant outstanding.

2

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

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The factors impacting these risks and uncertainties include, but are not limited to:

•         inability to raise additional financing for working capital and product development;

•         inability to identify internet marketing approaches;

•         deterioration in general or regional economic, market and political conditions;

•         the fact that our accounting policies and methods are fundamental to how we report our financial condition and results of operations, and they may require management to make estimates about matters that are inherently uncertain;

•         adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations;

•         changes in U.S. GAAP or in the legal, regulatory and legislative environments in the markets in which we operate;

•         inability to efficiently manage our operations;

•         inability to achieve future operating results;

•         our ability to recruit and hire key employees;

•         the inability of management to effectively implement our strategies and business plans; and

•         the other risks and uncertainties detailed in this report.

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

Strategic Alliances and Licensing Agreements

SSL5

On March 14, 2011, Monster Offers entered into Strategic Alliance and Licensing Agreement with SSL5, a Nevada corporation. SSL5 has developed technology services pertaining to a mobile financial services platform, which provides secure person-to-person mobile money transfer services. Monster Offers and SSL5 formed a strategic alliance with respect to the integration, use and commercialization of Monster Offers and SSL5 Existing Intellectual Property to create new and derivative intellectual property to introduce to various markets. Monster Offers obtained a license of the Existing SSL5 Intellectual Property for the exclusive use of the strategic alliance. As consideration for this license, Monster Offers issued 10,000 (post-split) of its unregistered restricted shares to SSL5. These shares were valued at the market rate of $45 (post-split) per share, for a total of $450,000.

At year end, management performed an impairment analysis on the license asset and determined that impairment was necessary due to the decrease in fair value of the common stock that has yet to be issued for the license. An impairment loss of $425,435 was recognized for the year. The remaining book value is $0 as of December 31, 2011.

Monster Offers and SSL5 plan to establish a new company as a 100% owned subsidiary of Monster Offers, in the State of Nevada, and to contribute the license of the Existing SSL5 Intellectual Property into the new subsidiary for its use and future development of new and derivative intellectual property. Any new and derivative intellectual property developed in conjunction with this Strategic Alliance and Licensing Agreement shall be owned exclusively by the new subsidiary. As of April 16, 2012, the subsidiary entity had not yet been established.

As further consideration, the Company entered into a consulting agreement with SSL5, providing stock options and a seat on the Monster Offers board of directors to develop ongoing product strategy and development services. In accordance with the terms of the agreement, the Consulting Company is entitled to purchase a total of 6,667 (post-split) unregistered restricted shares of the Company over the term of the agreement of two years. Upon the completion of each 6-month period, a total of 1,667 (post-split) shares will become vested and available for purchase by the Consultant. The price of these shares will be at $0.30 (post-split) per share. In the event that the Company is sold or merged with another company, all remaining unvested shares will become fully vested immediately prior to any such transaction.

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

Iconosys obtained a license of the Existing Monster Offers Tier 1 Zala Merchant license with the ability to promote and sign up Zala account holders and participate in a revenue sharing model with Monster Offers. As consideration for this license, Iconosys issued 3,333 (post-split) of its unregistered restricted shares to Monster Offers. Since Iconosys is not a publicly-traded corporation, these shares were valued at a fair value based upon a fair value of similar shares sold under a private placement memorandum by Iconosys at rate of $30 (post-split) per share, for a total of $100,000. The entire value of the shares was recognized as unearned license revenue and will be recognized over one year, the term of the license. For the year ended December 31, 2011, the Company has recognized $66,667 in license revenue.

In accordance with the terms of the agreement, Iconosys will provide services to Monster Offers relating to its Deal Buzzer mobile application and to integrate the Monster Offers existing intellectual property into mobile applications it currently designs and produces. As consideration for the services performed by Iconosys, Monster Offers issued 834 (post-split) shares of unregistered, restricted common stock, an initial cash payment of $500, and future payments as part of a revenue share participation portion of the agreement. The term of the strategic alliance and this agreement commenced on May 6, 2011 and will end on November 5, 2013, unless terminated earlier in accordance with the agreement.

Government Regulation

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

At the assumed offering price of $0.26 per share, we will be able to receive up to $1,950,000 in gross proceeds, assuming the sale of the entire 7,500,000 shares pursuant to the Drawdown Equity Financing Agreement. We would be required to register 30,961,538 additional shares to obtain the balance of $10,000,000 under the Drawdown Equity Financing Agreement at the assumed offering price of $0.26. Management believes the Company will require $500,000 over the next six-months through this Drawdown Equity Financing Agreement or other financing arrangements. There is uncertainty as to whether we will ever receive the full $10 million available under the equity line agreement. It is unlikely, that we will be required to register more shares, unless management identifies a major acquisition or opportunity for the Company.

The Company is obligated to file with the U.S. Securities and Exchange Commission, a registration statement on Form S-1 within 30 days from the date of the Agreements and to use all commercially reasonable efforts to have such registration statement declared effective by the SEC within 120 days of filing. The Company has agreed to pay Auctus an aggregate amount of $7,500 as an origination fee with respect to the transaction. This is a non-refundable origination fee equal to Two Thousand Five Hundred ($2,500) Dollars which was paid upon execution of the Drawdown Equity Financing Facility term sheet and Five Thousand ($5,000) Dollars in cash which will be taken out of the proceeds of the first Drawdown.

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

Patent, Trademark, License and Franchise Restrictions and Contractual Obligations and Concessions

With the exception of filing a trademark application for the name “Monster Offers,” in 2012, we have no current plans for any registrations such as patents, other trademarks, copyrights, franchises, concessions, royalty agreements or labor contracts. We will assess the need for any copyright, trademark or patent applications on an ongoing basis.

Research and Development Activities and Costs

Monster Offers did not incur any research and development costs for the years ended December 31, 2011 and 2010, and does however, have plans to undertake research and development activities during the next year of operations.

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

From our inception on February 23, 2007 through December 31, 2011, we have generated $623,500 in total revenues and we have incurred a net loss of $1,532,481. As of December 31, 2011, we had $3,817 in cash on hand, $9,423 in accounts receivable and $26,272 in prepaid expenses, for total current assets of $39,512, total other assets of $102,421, total liabilities of $277,233, an accumulated deficit of $(1,532,481) and a stockholders' deficit of $(135,300). In our auditor's report for fiscal year ended December 31, 2011 & 2010, our auditors expressed substantial doubt as to our ability to continue as a going concern. We anticipate incurring losses in the foreseeable future. We do not have an established source of revenue sufficient to cover our operating costs. Our ability to continue as a going concern is dependent upon our ability to successfully compete, operate profitably and/or raise additional capital through other means. If we are unable to reverse our losses, we will have to discontinue operations.

2. THE LIMITED PUBLIC TRADING MARKET MAY CAUSE VOLATILITY IN OUR STOCK PRICE.

The quotation of our common stock on the OTC-BB does not assure that a meaningful, consistent and liquid trading market currently exists, and in recent years such market has experienced extreme price and volume fluctuations that have particularly affected the market prices of many smaller companies like us. Our common stock is thus and will be subject to significant volatility. Sales of substantial amounts of our common stock, or the perception that such sales might occur, could adversely affect prevailing market prices of our common stock.

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

We will be required to seek additional financing in the future to respond to increased expenses or shortfalls in anticipated revenues, accelerate product development, respond to competitive pressures, develop new or enhanced products, or take advantage of unanticipated acquisition opportunities. In order for us to carry out our intended business plan, management believes that we need to raise approximately $500,000 over a three year period. Management anticipates that the $500,000 will go towards regulatory compliance, product marketing, the development of new software programs and platforms and the development of our "Daily Deal" technology and programs. The Company anticipates obtaining the required funding through equity investment in the company. We cannot be certain we will be able to find such additional financing on reasonable terms, or at all. If we are unable to obtain additional financing when needed, we could be required to modify our business plan in accordance with the extent of available financing made available to our Company. If we obtain the anticipated amount of financing through the offering of our equity securities, this will result in substantial dilution to our existing shareholders, and should be considered a serious risk of investment.

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

7. CURRENT ECONOMIC CONDITIONS MAY PREVENT US FROM GENERATING REVENUE.

Generally, consumer purchases of "Daily Deal" offers are discretionary and may be particularly affected by adverse trends in the general economy. Our ability to generate or sustain revenues is dependent on a number of factors relating to discretionary consumer spending. These include economic conditions and consumer perceptions of such conditions by consumers, employment, the rate of change in employment, the level of consumers' disposable income and income available for discretionary expenditure, business conditions, interest rates, consumer debt and asset values, availability of credit and levels of taxation for the economy as a whole and in regional and local markets where our Company operates.

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

9. THERE CAN BE NO ASSURANCE THAT THE COMPANY WILL BE ABLE TO ENHANCE ITS PRODUCTS OR SERVICES, OR DEVELOP OTHER PRODUCTS OR SERVICES.

At December 31, 2011, we had $3,817 cash on-hand. Our auditor's have expressed doubt as to our ability to continue as a going concern. If we are unable to achieve profitability in the future, recruit sufficient personnel or raise money in the future, our ability to develop our services would be adversely affected. Our inability to develop our services or develop new services, in view of rapidly changing technology, changing customer demands and competitive pressures, would have a material adverse affect upon our business, operating results and financial condition.

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

13. RISK OF CAPACITY CONSTRAINTS; RELIANCE ON INTERNALLY DEVELOPED SYSTEMS; SYSTEM DEVELOPMENT RISKS.

A key element of our strategy is to generate a high volume of traffic on, and use of, our services across our websites and network infrastructure and systems. Accordingly, the satisfactory performance, reliability and availability of our software systems, transaction-processing systems and network infrastructure are critical to our reputation and our ability to attract and retain customers, as well as maintain adequate customer service levels. Our revenues depend on the number of visitors to our site, number of people who sign up for our services, and the on-going usage of our products. Any systems interruptions that result in the unavailability of our software systems or network infrastructure, or reduced order placements would reduce the volume of sign ups and the attractiveness of our product and service offerings. We may experience periodic systems interruptions from time to time. Any substantial increase in the volume of traffic on our software systems or network infrastructure will require us to expand and upgrade further our technology, transaction-processing systems and network infrastructure. There can be no assurance that we will be able to accurately project the rate or timing of increases, if any, in the use of our Web site or timely expand and upgrade our systems and infrastructure to accommodate such increases. We will use a combination of industry supplied software and internally developed software and systems for our search engine, distribution network, and substantially all aspects of transaction processing, including order management, cash and credit card processing, and accounting and financial systems. Any substantial disruptions or delays in any of our systems would have a materially adverse effect on our business, prospects, financial condition, results of operations and cash flows.

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

Additional Risks Relating to Our Common Stock

24. THE MARKET PRICE FOR OUR STOCK MAY BE VOLATILE.

The market price for our stock may be volatile and subject to wide fluctuations in response to factors including the following:

•         liquidity of the market for the shares;

•         actual or anticipated fluctuations in our quarterly operating results;

•         changes in financial estimates by securities research analysts;

•         conditions in the markets in which we compete;

•         changes in the economic performance or market valuations of other "Daily Deal" companies;

•         announcements by us or our competitors of new products, acquisitions, strategic partnerships, joint ventures or capital commitments;

•         addition or departure of key personnel;

•         intellectual property litigation;

•         our dividend policy; and

•         general economic conditions.

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

For any transaction involving a penny stock, unless exempt, the rules require:

a)      that a broker or dealer approve a person's account for transactions in penny stocks; and

b)      the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

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

Since our common stock is thinly traded its trading price is likely to be highly volatile and could be subject to extreme fluctuations in response to various factors, many of which are beyond our control, including:

•         the trading volume of our shares;

•         the number of securities analysts, market-makers and brokers following our stock;

•         changes in, or failure to achieve, financial estimates by securities analysts;

•         new products or services introduced or announced by us or our competitors;

•         actual or anticipated variations in quarterly operating results;

•         conditions or trends in our business industries;

•         announcements by us of significant contracts, acquisitions, strategic

•         partnerships, joint ventures of capital commitments;

•         additions or departures of key personnel;

•         sales of our common stock; and

•         general stock market price and volume fluctuations of publicly-traded and particularly microcap, companies.

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

Item 4. Submission of Matters to a Vote of Security Holders.

We did not submit any matters to a vote of our security holders during the past fiscal year ending December 31, 2011.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Market Information

Monster Offers Common Stock, $0.001 par value, is traded on the OTC-Bulletin Board under the symbol: MONTD. The stock was first cleared for quotation on the OTCBB on October 23, 2008. The following table sets forth the high and low intra-day prices per share of our common stock for the periods indicated, which information was provided by the OTCMarkets. The quotations set forth below reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

High* Low*

Fourth Quarter Ended December 31, 2011 $7.51 $1.50

Third Quarter Ended September 30, 2011 $15.01 $4.50

Second Quarter Ended June 30, 2011 $114.11 $10.51

First Quarter Ended March 31, 2011 $180.18 $36.03

Fourth Quarter Ended December 31, 2010 $360.36 $87.09

Third Quarter Ended September 30, 2010 $174.17 $170.17

Second Quarter Ended June 30, 2010 $210.21 $140.14

First Quarter Ended March 31, 2010 $140.14 $120.12

Price adjusted for the 300:1 reverse stock split that took place on April 9, 2011.

(b) Holders of Common Stock

As of December 31, 2011, there were approximately 2,120 holders of record of our Common Stock and 220,568 shares issued and outstanding. As of April 16, 2012, we had 215,540 issued and outstanding following our 300:1 reverse stock split that took place on April 9, 2011.

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

(e) Recent Sales of Unregistered Securities

On January 21, 2011, the Company issued 1,333 (post-split) unregistered shares in exchange for public relations and communications consulting services in accordance with an agreement dated January 21, 2011. The shares were valued at a market value of $78 per share (post-split), totaling $104,000. The total value was allocated between consulting expense and prepaid consulting expense based on a prorated portion of services performed during the year ended December 31, 2011 and the remaining portion of the term of the agreement.

On January 21, 2011, the Company also issued 667 (post-split) free-trading shares in exchange for consulting services in accordance with an agreement entered into on January 21, 2011. The shares were valued at a market value of $78 per share (post-split), totaling $52,000. The total value was allocated between consulting expense and prepaid consulting expense based on a prorated portion of services performed during the year ended December 31, 2011 and the remaining portion of the term of the agreement.

On February 7, 2011, the Company entered into an agreement for business strategy and planning, market analysis, and marketing consulting services. In accordance with the terms of the agreement, 167 (post-split) unregistered restricted shares of common stock will be exchanged for the services provided by the consultant. As of December 31, 2011, the Company determined the shares to be fully earned and were valued at a market value of $4.50 per share (post-split), totaling $750, and an expense was recognized. As of December 31, 2011 the shares have not yet been issued and thus have been recorded as stock payable.

On March 14, 2011, the Company entered into a Strategic Alliance and Licensing agreement with SSL5. As part of the agreement, the Company agreed to issue 10,000 (post-split) unregistered restricted shares as consideration for an exclusive license of SSL5 existing intellectual property. The transaction was valued at the market value of $45 per share (post-split) for a total of $450,000, and recorded as stock payable. See Note 7 for further details of the agreement.

During the quarter ended June 30, 2011, the Company issued a total of 6,541 (post-split) shares of common stock to Asher Enterprises for the conversion of two convertible notes payable. See Note 6 for further details of these conversions.

On May 6, 2011, the Company entered into a Strategic Alliance and License agreement with Iconosys, Inc. In accordance with the terms of the agreement, the Company agreed to issue 834 (post-split) shares of common stock to Iconosys as part of consideration for services to be performed in conjunction with the alliance and license agreement. These shares were valued at the market value of $43 per share (post-split) for a total of $35,825, and recorded as stock payable. See Note 7 for further details of the agreement.

On July 8, 2011, the Company sold 617 (post-split) shares of free-trading common stock for a total of $6,988 (of which $700 was recorded to reduce APIC for the $5,000 origination fee payable) to Auctus Private Equity Fund, LLC in accordance with the terms of the Drawdown Equity Financing Agreement entered into on December 29, 2010 (see note 6).

On July 19, 2011, the Company sold 255 (post-split) shares of free-trading common stock for a total of $2,680 (of which $500 was recorded to reduce APIC for the $5,000 origination fee payable) to Auctus Private Equity Fund, LLC in accordance with the terms of the Drawdown Equity Financing Agreement entered into on December 29, 2010 (see note 6).

On July 28, 2011, the Company sold 92 (post-split) shares of free-trading common stock for a total of $1,014 (of which $447 was recorded to reduce APIC for the $5,000 origination fee payable) to Auctus Private Equity Fund, LLC in accordance with the terms of the Drawdown Equity Financing Agreement entered into on December 29, 2010 (see note 6).

On August 9, 2011, the Company issued 1,594 (post-split) shares of common stock to Asher Enterprises for the conversion of $11,000 in principal of outstanding convertible notes payable. See Note 7 for further details of these conversions.

On August 19, 2011, the Company sold 345 (post-split) shares of free-trading common stock for a total of $2,511 (of which $500 was recorded to reduce APIC for the $5,000 origination fee payable) to Auctus Private Equity Fund, LLC in accordance with the terms of the Drawdown Equity Financing Agreement entered into on December 29, 2010 (see note 6).

On September 2, 2011, the Company issued 3,134 (post-split) shares of common stock to Asher Enterprises for the conversion of $11,000 in principal of outstanding convertible notes payable. See Note 6 for further details of these conversions.

On December 22, 2011, the Company issued 5,027 (post-split) shares of common stock to Asher Enterprises for the conversion of $8,000 in principal and $1,200 in accrued interest of outstanding convertible notes payable. See Note 6 for further details of these conversions.

As of December 30, 2011 and December 31, 2010, the Company has 220,568 (post-split) and 200,962 (post-split) shares of its common stock issued and outstanding, respectively.

Stock Options

On March 14, 2011, as part of the Strategic Alliance and Licensing agreement mentioned above, the Company entered into a consulting agreement with SSL5, providing stock options and a seat on the Monster Offers board of directors to develop ongoing product strategy and development services. In accordance with the terms of the agreement, the consulting company is entitled to purchase a total of 6,667 (post-split) unregistered restricted shares of the Company over the term of the agreement of two years. Upon the completion of each 6-month period, a total of 1,667 shares (post-split) will become vested and available for purchase by the Consultant. The price of these shares will be at $0.3 (post-split) per share, or par value. In the event that the Company is sold or merged with another company, all remaining unvested shares will become fully vested immediately prior to any such transaction.

As of September 13, 2011, 1,667 (post-split) shares have fully vested in accordance with the agreement and were revalued at $12,192 using the Black-Scholes option pricing model based upon the following assumptions: term of 1.5 years, risk free interest rate of 0.21%, a dividend yield of 0% and a volatility rate of 183%.

A pro-rated portion of the unvested stock options for the service period from September 14 to December 31, 2011, totaling 972 (post-split) shares, have been valued at $2,109 using the Black-Scholes option pricing model based upon the following assumptions: term of 1.2 years, risk free interest rate of 0.45%, a dividend yield of 0% and a volatility rate of 216%.

The following summarizes pricing and term information for options issued to consultants which are outstanding as of December 31, 2011:

Weighted Average
	Number of Shares	Exercise Price
Balance, December 31, 2010	-	-

Options granted and assumed	6,667	0.30
Options expired	-	-
Options cancelled	-	-
Options exercised	-	-

Balance, December 31, 2011	6,667	0.30

(f) Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the years ended December 31, 2010 or 2009.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview of Current Operations

Monster Offers is a social media commerce for businesses.

Results of Operations for the year ended December 31, 2011

During the twelve month period ended December 31, 2011, the Company generated $223,275 in total revenues versus revenues of $82,803 for the same period last year.

During the year ending December 31, 2011, the Company had a net loss of $(998,876) or $(4.78) per share versus a net loss of $(494,195) or $(3.01) per share for the same period last year. Expenses represented general and administrative expenses, accounting, legal and professional fees, consulting services and general operational expenses.

Since the Company's inception, on February 23, 2007, the Company experienced a net loss of $(1,532,481). Management plans to cover the Company's expenses for the next twelve months, if the Company needs funding to cover its expenses.

As of December 31, 2011, our cash on hand was $3,817 and account receivable of $9,423, compared to $36,531 and $6,352 respectively as of our fiscal year end of December 31, 2010.

As of December 31, 2011, our total assets were $141,933, compared to $99,846 as of December 31, 2010.

As of December 31, 2011, our total current liabilities were $277,233, which consisted of accounts payable of $58,229, accrued interest of $9,341, unearned revenues of $33,333 and convertible notes payable of $176,330. This compares to $112,530 in total current liabilities as of December 31, 2010, which consisted of accounts payable of $10,800, accrued interest of $1,831 and convertible notes payable of $99,899.

Our stockholders' deficit was $135,300 as of December 31, 2011 compared to $12,684 as of December 31, 2010.

Year Ending December 31, 2011 Compared to Year Ending December 31, 2010.

Revenues

We generated $223,275 in total revenues for the year ended December 31, 2011 as compared to $82,803 for the same period last year. For the year ended December 31, 2010, the Company received $9,352 from customers in which one of the Company's shareholders had ownership or was an affiliate, for work performed by subcontractors who are also related parties.

Net Loss

We had a net loss of $998,876 or $(4.78) per share for the year ended December 31, 2011 compared to net loss of $(494,195) or $(3.01) per share for the year ended December 31, 2010. This increase in net loss was primarily due to an impairment loss of $425,435 consulting services of $324,560 and increase in officer compensation of $117,200.

Operating expenses

Our operating expenses consisted of general and administrative expenses of $113, 544 and $10,123 in advertising for the year ending December 31, 2011, as compared to $102,435 in general and administrative expenses and $4,870 in advertising fees for the same period last year. The increased general and administrative expenses represented the additional expenses as the Company shifted its focus from affiliate marketing to social media commerce. Total expenses for the year ending December 31, 2011 were $1,085,269 versus $563,268 for the same period last year.

Liquidity and Capital Resources

Our balance sheet as of December 31, 2011 reflects current assets of $39,512 and $277,233 in current liabilities. Cash and cash equivalents from inception to date have been sufficient to provide the operating capital necessary to operate to date.

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

On December 11, 2007, the Company issued 56,250 (post-split) shares of its common stock to its founder for $11,250 in cash. The Founder then transferred these shares to an outside party for the same price on December 31, 2007.

On December 15, 2007, a shareholder contributed capital of $585 for registration fees.

The Company was a subsidiary of Tropical PC, Inc. On December 31, 2007, the record shareholders of Tropical PC, Inc. received a spin off dividend of one (1) common share, par value $0.001, of Monster Offers common stock for every share of Tropical PC, Inc. common stock owned for a total 4,050 (post- split) common shares issued. Of these 4,050 shares, 3,000 were returned and cancelled to the Company.

On December 31, 2007, the Company issued 37,500 (post-split) shares of its common stock pursuant to a Regulation D 506 offering for $33,750 in cash.

On December 21, 2009, the Company authorized the sale of 67,500 (post-split) unregistered restricted common shares in exchange for $13,500. $12,500 was received in December 2009, with a subscription receivable of $1,000 paid in January 2010.

In August 2010, the Company reached a mutually agreeable understanding with a non-affiliated shareholder to cancel 5,000 (post-split) unregistered common shares he owns. These unregistered restricted shares were issued in a private offering with the understanding that the shareholder would purchase these shares and provide technical expertise to the company. Since the services were not delivered to the company's satisfaction, it has been agreed that these 5,000 unregistered common shares will be canceled and returned to the Company.

On August 30, 2010, the Company authorized the issuance of 40,000 (post-split) shares of restricted common stock, as per an Asset Exchange Agreement whereby an officer/director of the Company is to receive these shares of restricted common stock in exchange for cash of $8,000 and a computer software program called the Social Network Action Platform (SNAP). This software program was essential in order to launch the Company's website, www.monsteroffers.com. Until such time as the Company can complete a thorough evaluation of the intangible acquired, as of September 30, 2010, the Company placed a nominal value on the software, based at par value $0.001 of the stock to be issued for this software. A total of $8,000 was recorded as common stock receivable as of September 30, 2011.

On September 1, 2010, the Company authorized the sale of 2,750 (post-split) unregistered restricted common shares to three shareholders in exchange for entering into consulting agreements and cash of $550. The services of these consultants was necessary for the launch of the Company's website by integrating the recently acquired software into the site. A total fair value of $351,550 was placed by expensing the normal hourly rate charged by these consultants for the services rendered during the quarter. A total of $150 was received from one consultant and has been reduced from total consulting expense. A total of $400 had been recorded as common stock receivable as of December 31, 2010.

On November 3, 2010, the Company issued 287 (post-split) shares of its common stock as part of an S-8 registration with the SEC for legal and administrative services. These shares were issued for services, and expensed at the market stock price of $114 per share, for a total expense of $32,948.

On November 18, 2010, Monster Offers issued 625 (post-split) unregistered restricted shares in exchange for Investor and Public Relations services as part of a service agreement dated November 10, 2010. The shares were issued at a market value of $125 per share (post-split) for a total consulting expense of $78,338.

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

On November 18, 2010, the Company received 40,000 (post-split) shares of its common stock in exchange for its "Lead Generation Business Segment" in a transaction with the Company's former officer, Scott J. Gerardi. These shares have no value and been returned to treasury stock as of December 31, 2010.

On January 21, 2011, the Company issued 1,333 (post-split) unregistered shares in exchange for public relations and communications consulting services in accordance with an agreement dated January 21, 2011. The shares were valued at a market value of $78 per share (post-split), totaling $104,000. The total value was allocated between consulting expense and prepaid consulting expense based on a prorated portion of services performed during the year ended December 31, 2011 and the remaining portion of the term of the agreement.

On January 21, 2011, the Company also issued 667 (post-split) free-trading shares in exchange for consulting services in accordance with an agreement entered into on January 21, 2011. The shares were valued at a market value of $78 per share (post-split), totaling $52,000. The total value was allocated between consulting expense and prepaid consulting expense based on a prorated portion of services performed during the year ended December 31, 2011 and the remaining portion of the term of the agreement.

On February 7, 2011, the Company entered into an agreement for business strategy and planning, market analysis, and marketing consulting services. In accordance with the terms of the agreement, 167 (post-split) unregistered restricted shares of common stock will be exchanged for the services provided by the consultant. The shares will be earned in proportion to the pro-rated amount of time of the services performed over the term of the agreement and, in accordance with ASC 505-50, will be revalued and expensed at each interim financial statement date. The pro-rated number of shares, totaling 152 shares, were valued at a market value of $2.40 per share (post-split) as of December 31, 2011, totaling $365, and an expense was recognized. As of December 31, 2011 the shares have not yet been issued and thus have been recorded as stock payable.

On March 14, 2011, the Company entered into a Strategic Alliance and Licensing agreement with SSL5. As part of the agreement, the Company agreed to issue 10,000 (post-split) unregistered restricted shares as consideration for an exclusive license of SSL5 existing intellectual property. The transaction was valued at the market value of $45 per share (post-split) for a total of $450,000, and recorded as stock payable.

During the quarter ended June 30, 2011, the Company issued a total of 6,541 (post-split) shares of common stock to Asher Enterprises for the conversion of two convertible notes payable.

On May 6, 2011, the Company entered into a Strategic Alliance and License agreement with Iconosys, Inc. In accordance with the terms of the agreement, the Company agreed to issue 834 (post-split) shares of common stock to Iconosys as part of consideration for services to be performed in conjunction with the alliance and license agreement. These shares were valued at the market value of $43 per share (post-split) for a total of $35,825, and recorded as stock payable.

On July 8, 2011, the Company sold 617 (post-split) shares of free-trading common stock for a total of $6,988 (of which $700 was recorded to reduce APIC for the $5,000 origination fee payable) to Auctus Private Equity Fund, LLC in accordance with the terms of the Drawdown Equity Financing Agreement entered into on December 29, 2010.

On July 19, 2011, the Company sold 255 (post-split) shares of free-trading common stock for a total of $2,680 (of which $500 was recorded to reduce APIC for the $5,000 origination fee payable) to Auctus Private Equity Fund, LLC in accordance with the terms of the Drawdown Equity Financing Agreement entered into on December 29, 2010.

On July 28, 2011, the Company sold 92 (post-split) shares of free-trading common stock for a total of $1,014 (of which $447 was recorded to reduce APIC for the $5,000 origination fee payable) to Auctus Private Equity Fund, LLC in accordance with the terms of the Drawdown Equity Financing Agreement entered into on December 29, 2010.

On August 9, 2011, the Company issued 1,594 (post-split) shares of common stock to Asher Enterprises for the conversion of $11,000 in principal of outstanding convertible notes payable.

On August 19, 2011, the Company sold 345 (post-split) shares of free-trading common stock for a total of $2,511 (of which $500 was recorded to reduce APIC for the $5,000 origination fee payable) to Auctus Private Equity Fund, LLC in accordance with the terms of the Drawdown Equity Financing Agreement entered into on December 29, 2010.

On September 2, 2011, the Company issued 3,134 (post-split) shares of common stock to Asher Enterprises for the conversion of $11,000 in principal of outstanding convertible notes payable.

On December 22, 2011, the Company issued 5,027 (post-split) shares of common stock to Asher Enterprises for the conversion of $8,000 in principal and $1,200 in accrued interest of outstanding convertible notes payable.

As of December 30, 2011 and December 31, 2010, the Company has 220,568 (post-split) and 200,962 (post-split) shares of its common stock issued and outstanding, respectively.

Stock Options

On March 14, 2011, as part of the Strategic Alliance and Licensing agreement mentioned above, the Company entered into a consulting agreement with SSL5, providing stock options and a seat on the Monster Offers board of directors to develop ongoing product strategy and development services. In accordance with the terms of the agreement, the consulting company is entitled to purchase a total of 6,667 (post-split) unregistered restricted shares of the Company over the term of the agreement of two years. Upon the completion of each 6-month period, a total of 1,667 shares (post-split) will become vested and available for purchase by the Consultant. The price of these shares will be at $0.3 (post-split) per share, or par value. In the event that the Company is sold or merged with another company, all remaining unvested shares will become fully vested immediately prior to any such transaction.

As of September 13, 2011, 1,667 (post-split) shares have fully vested in accordance with the agreement and were revalued at $12,192 using the Black-Scholes option pricing model based upon the following assumptions: term of 1.5 years, risk free interest rate of 0.21%, a dividend yield of 0% and a volatility rate of 183%.

A pro-rated portion of the unvested stock options for the service period from September 14 to December 31, 2011, totaling 972 (post-split) shares, have been valued at $2,109 using the Black-Scholes option pricing model based upon the following assumptions: term of 1.2 years, risk free interest rate of 0.45%, a dividend yield of 0% and a volatility rate of 216%.

The following summarizes pricing and term information for options issued to consultants which are outstanding as of December 31, 2011:

Weighted Average
	Number of Shares	Exercise Price
Balance, December 31, 2010	-	-

Options granted and assumed	6,667	0.30
Options expired	-	-
Options cancelled	-	-
Options exercised	-	-

Balance, December 31, 2011	6,667	0.30

Future Financing

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

Significant changes in the number of employees

As of December 31, 2011, we did not have any employees. We are dependent upon our sole officer and director for our future business development. As our operations expand we anticipate the need to hire additional employees, consultants and professionals; however, the exact number is not quantifiable at this time.

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

Recent Pronouncements

ASU 2011-04. In May 2011, the FASB issued Accounting Standards Update 2011-14, “Fair Value Measurement (Topic 820)”. This Update will improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with US GAAP and International Financial Reporting Standards (“IFRS”). The amendments in this Update result in common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs and they explain how to measure fair value and they do not require additional fair value measurements and are not intended to establish valuation standards or affect valuation practices outside of financial reporting. The amendments in this Update apply to all reporting entities that are required or permitted to measure or disclose the fair value of an asset, a liability, or an instrument classified in a reporting entity’s shareholders’ equity in the financial statements. The amendments in this Update are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. Early application by public entities is not permitted. The adoption of ASU 2011-04 is not expected to have any material impact on our financial position, results of operations or cash flows.

We have examined all other recent accounting pronouncements and believe that none of them will have a material impact on the financial statements of our company.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

De Joya Griffith & Company, LLC

CERTIFIED PUBLIC ACCOUNTANTS & CONSULTANTS

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Stockholders of

Monster Offers

We have audited the accompanying balance sheets of Monster Offers (A Development Stage Company) (the “Company”) as of December 31, 2011 and 2010, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended and from inception (February 23, 2007) to December 31, 2011. Monster Offers' management is responsible for these financial statements. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Monster Offers as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the years then ended and from inception (February 23, 2007) to December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations, which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

De Joya Griffith & Company, LLC

/s/ De Joya Griffith & Company, LLC

Henderson, NV

April 16, 2012

Monster Offers

(A Development Stage Company)

Balance Sheets

	December 31,	December 31,
	2011	2010
	(Audited)	(Audited)
ASSETS

Current assets
Cash	$ 3,817	$ 36,531
Accounts receivable	9,423	6,352
Prepaid expense	26,272	-
Prepaid stock compensation	-	51,667
Total current assets	39,512	94,550

Other assets
Unamortized financing fees	2,421	5,296
Investment in Iconosys	100,000	-
Total other assets	102,421	5,296

TOTAL ASSETS	$ 141,933	$ 99,846

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$ 58,229	$ 10,800
Accrued interest	9,341	1,831
Unearned revenue	33,333	-
Convertible notes payable, net of unamortized discount
of $37,131 and $44,363, respectively	176,330	99,899
Total current liabilities	277,233	112,530

Total liabilities	277,233	112,530

Stockholders' deficit
Common stock - $0.001 par value,
75,000,000 shares authorized, 220,568
and 200,962 shares issued and outstanding
as of 12/30/2011 and 12/31/2010, respectively	221	201
Additional paid- in capital	910,385	529,120
Treasury stock 8,731,214 and 12,000,000 shares as of 6/30/11 and
12/31/10, respectively	-	-
Common stock receivable	-	(8,400)
Common stock payable	486,575	-
Accumulated deficit during development stage	(1,532,481)	(533,605)
Total stockholders' deficit	(135,300)	(12,684)

TOTAL LIABILITES AND STOCKHOLDERS' DEFICIT	$ 141,933	$ 99,846

The accompanying notes are an integral part of these financial statements.

Monster Offers

(A Development Stage Company)

Statements of Operations

(Audited)

			Inception
	For the years ended		(February 23, 2007)
	December 31,		December 31,
	2011	2010	2011

REVENUES
Commission revenue	$ 156,608	$ 250	$ 157,385
Commission revenue - related party	-	9,352	326,247
License revenue	66,667	-	66,667
Services - related party	-	73,201	73,201
Total revenues	223,275	82,803	623,500

Cost of goods
Commission paid - related party	-	-	249,828
Total cost of goods	-	-	249,828

Gross profit	223,275	82,803	373,672

EXPENSES
Advertising	10,123	4,870	35,901
Amortization	24,565	-	24,565
Audit fees	28,474	3,750	47,474
Expenses of spinoff	200	-	5,810
General and administrative	113,544	102,435	281,812
Professional fees	4,115	14,595	24,723
Officer compensation	144,200	27,000	204,200
Strategic alliance costs	10,053	-	10,053
Impairment loss	425,435	-	425,435
Consulting services	324,560	410,618	735,178
Total operating expenses	1,085,269	563,268	1,795,151

Other expenses
Interest expense	(17,460)	(1,831)	(19,291)
Financing fees	(120,268)	(11,899)	(132,167)
Debt forgiveness	846	-	6,456
Refund of expense	-	-	34,000
Total other expenses	(136,882)	(13,730)	(111,002)

Net loss	$ (998,876)	$ (494,195)	$ (1,532,481)

Net loss per share - basic	$ (4.78)	$ (3.01)

Weighted average number of common
shares outstanding – basic	208,803	164,039

The accompanying notes are an integral part of these financial statements.

Monster Offers

(A Development Stage Company)

Statement of Stockholders’ Equity (Deficit)

(Audited)

								Deficit
								Accumulated	Total
			Additional					During	Stockholders'
	Common Stock		Paid-in	Common stock	Common stock	Treasury Stock		Development	Equity
	Shares	Amount	Capital	Receivable	Payable	Shares	Amount	Stage	(Deficit)

Contributed capital, February 2007	-	$ -	$ 400	$ -	$ -	-	$ -	$ -	$ 400

Founders' shares issued for services
December 2007	56,250	56	11,194	-	-	-	-	-	11,250

Contributed capital	-	-	585	-	-	-	-	-	585

Tropical PC Spin off shares	4,050	4	(4)	-	-	-	-	-	-

Shares returned to Company	(3,000)	(3)	3	-	-	-	-	-	-

Shares issued pursuant to offering	37,500	38	33,713	-	-	-	-	-	33,750

Net loss	-	-	-	-	-	-	-	(6,595)	(6,595)

Balance, December 31, 2007	94,800	95	45,890	-	-	-	-	(6,595)	39,390

Net loss	-	-	-	-	-	-	-	(41,556)	(41,556)

Balance, December 31, 2008	94,800	95	45,890	-	-	-	-	(48,151)	(2,166)

Private placement, December 2009	67,500	68	13,433	(1,000)	-	-	-	-	12,500

Net income	-	-	-	-	-	-	-	8,741	8,741

Balance, December 31, 2009	162,300	162	59,323	(1,000)	-	-	-	(39,410)	19,075

Cancellation of unearned shares	(5,000)	(5)	(995)	1,000	-	-	-	-	-

Shares issued for cash	40,000	40	7,960	(8,000)	-	-	-	-	-

Shares issued for consulting services	2,750	3	351,547	(400)	-	-	-	-	351,150

Shares issued for services	287	0	32,948	-	-	-	-	-	32,948

Shares issued for consulting services	625	1	78,337	-	-	-	-	-	78,338

Shares returned to Company
in exchange for business segment	-	-	-	-	-	(40,000)	-	-	-

Net loss	-	-	-	-	-	-	-	(494,195)	(494,195)

Balance, December 31, 2010	200,962	$ 201	$ 529,120	$ (8,400)	$ -	(40,000)	$ -	$ (533,605)	$ (12,684)

Shares issued for consulting services	2,000	2	155,998	-	750		-	-	156,750

Shares issued for license	-	-		-	450,000	-	-	-	450,000

Issuance of stock options for services	-	-	14,301	-	-		-	-	14,301

Shares issued as part of strategic alliance	-	-	-	-	35,825	-	-	-	35,825

Shares issued for conversion of convertible
notes payable	16,296	16	202,776	-	-	-	-	-	202,792

Sale of stock at a discount of 3%	1,309	1	13,190	-	-	-	-	-	13,191

Financing fees incurred on sale of stock	-	-	(5,000)	-	-	-	-	-	(5,000)

Write-off of stock receivable	-	-	-	8,400	-	-	-	-	8,400

Net loss	-	-	-	-	-	-	-	(998,876)	(998,876)

Balance, December 31, 2011 (audited)	220,568	221	910,385	-	486,575	(40,000)	-	(1,532,481)	(135,300)

The accompanying notes are an integral part of these financial statements.

Monster Offers

(A Development Stage Company)

Statement of Cash Flows

(Audited)

			Inception
	For the years ended		(February 23, 2007)
	December 31,		December 31,
	2011	2010	2011

OPERATING ACTIVITIES
Net loss	(998,876)	(494,195)	(1,532,481)
Adjustments to reconcile net loss
to net cash used by operating activities:
Impairment loss	425,435	-	425,435
License revenue - non-cash	(66,667)	-	(66,667)
Non-cash compensation	8,400	-	8,400
Forgiveness of debt	(846)	-	(846)
Financing fees	117,940	11,899	129,839
Common shares issued for services	171,051	462,436	633,487
Strategic alliance costs	10,053	-	10,053
Amortization	24,565	-	24,565
Changes in operating assets and liabilities:
Increase in prepaid stock compensation	51,667	(51,667)	-
Increase in unamortized financing fees	-	-	(5,296)
Decrease in accounts receivable	(3,071)	(4,117)	(3,071)
(Increase) decrease in unamortized financing fees	2,308	(5,296)	(4,044)
Increase in accounts payable	44,077	9,450	54,877
Increase in accrued interest	17,705	1,831	19,536

Net cash used by operating activities	(196,259)	(69,659)	(306,213)

FINANCING ACTIVITIES
Proceeds from convertible notes payable	152,500	88,000	240,500
Proceeds from issuance of common
stock	11,045	-	68,545
Contributed capital	-	-	985

Net cash provided by financing activities	163,545	88,000	310,030

NET CHANGE IN CASH	(32,714)	18,341	3,817

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	36,531	18,190	-

CASH AND CASH EQUIVALENTS -
END OF PERIOD	$ 3,817	$ 36,531	$ 3,817

SUPPLEMENTAL DISCLOSURES:
Interest paid	$ -	$ -	$ -
Income taxes paid	$ -	$ -	$ -
Non-cash investing and financing activities:

Stock issued for purchase of license	$ 450,000	$ 8,000	$ 450,000

Stock issued for conversion of notes	$ 202,792	$ -	$ 202,548

Investment in Iconosys	$ 100,000	$ -	$ 100,000

The accompanying notes are an integral part of these financial statements.

Monster Offers

(A Development Stage Company)

Notes to the Financial Statements

NOTE 1 - ORGANIZATION

Monster Offers (a development stage company) (the "Company") was incorporated under the laws of the State of Nevada, as Tropical PC Acquisition Corporation on February 23, 2007 ("Inception"). The Company is a popular daily deal aggregator, collecting daily deals from multiple sites in local communities across the U.S. and Canada. Focused on providing innovation and utility for Daily Deal consumers and providers, the company collects and publishes thousands of daily deals and allows consumers to organize these deals by geography or product categories, or to personalize the results using keyword search. The has been unable to commence its primary operations to-date due to lack of sufficient working capital, and therefore remains a Development Stage Company.

The Company earns fees via marketing services including the online promotion of its affiliate partners daily deals through its website, selling of industry data and analysis reports, and executing internet and social marketing campaigns for customers.

NOTE 2 - GOING CONCERN

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. Since inception (February 23, 2007) through December 31, 2011 the Company recognized an accumulated deficit during development stage of approximately ($1,532,481). The Company's ability to continue as a going concern is contingent upon its ability to achieve and maintain profitable operations, and the Company’s ability to raise additional capital as required.

Management plans to raise equity capital to finance the operating and capital requirements of the Company, and also plans to pursue acquisition opportunities of other revenue-generating companies that provide complementary capabilities to that of the Company. Amounts raised will be used for further development of the Company's products and services, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is devoting its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

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

Year-end

The Company’s fiscal year-end is December 31.

Basis of Accounting

These financial statements are prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America.

Cash and Cash Equivalents

The Company considers all short-term investments with a maturity of three months or less at the date of purchase to be cash equivalents. As of December 31, 2011 and 2010, there are no cash equivalents.

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

Advertising

Advertising costs are expensed when incurred. The Company incurred advertising expenses of $10,123 and $4,870 for the years ended December 31, 2011 and 2010, respectively. For the period since inception on February 23, 2007 through the year ended December 31, 2011, the Company has incurred advertising expenses of $35,901.

Revenue Recognition

In accordance with ASC 605 and SEC Staff Accounting Bulletin 104, fee revenue is recognized in the period that the Company's advertiser customer generates a sale or other agreed-upon action on the Company's affiliate marketing networks or as a result of the Company's other services, provided that no significant Company obligations remain, collection of the resulting receivable is reasonably assured, and the fees are fixed or determinable. All transactional services revenues are recognized on a gross basis in accordance with the provisions of ASC Subtopic 605-45, due to the fact that the Company is the primary obligor, and bears all credit risk to its customer, and publisher expenses that are directly related to a revenue-generating event are recorded as a component of commission paid.

Monster Offers

(A Development Stage Company)

Notes to the Financial Statements

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Accounts receivable

Accounts receivable are stated at the amount management expects to collect from balances outstanding at year end. Management provides for probable uncollectible amounts through a charge to earnings and a credit to an allowance based on its assessment of the current status of individual accounts. Balances that are still outstanding after management has used reasonable collection efforts are written off through a charge to the valuation allowance. As of December 31, 2011 and December 31, 2010, we have $9,423 and $6,352, respectively, in accounts receivable and no amounts charged to allowance for doubtful accounts.

Fair Value of Financial Instruments

The carrying amounts of the financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities, approximate fair value due to the short maturities of these financial instruments. The notes payable are also considered financial instruments whose carrying amounts approximate fair values.

Intangible assets

The Company follows Financial Accounting Standard Board’s (FASB) Codification Topic 350-10 (“ASC 350-10”), “Intangibles – Goodwill and Other” to determine the method of amortization of its intangible assets. The Company’s intangible assets are capitalized at historical cost and are amortized over their useful lives. The Company amortizes its license of SSL5 intellectual property using the straight-line method over an estimated useful life of 10 years (see Note 8).

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

Monster Offers

(A Development Stage Company)

Notes to the Financial Statements

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Income Taxes

The Company accounts for its income taxes in accordance with Income Taxes Topic of the FASB ASC 740, which requires recognition of deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date.

Recent Accounting Pronouncements

ASU 2011-04. In May 2011, the FASB issued Accounting Standards Update 2011-14, “Fair Value Measurement (Topic 820)”. This Update will improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with US GAAP and International Financial Reporting Standards (“IFRS”). The amendments in this Update result in common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs and they explain how to measure fair value and they do not require additional fair value measurements and are not intended to establish valuation standards or affect valuation practices outside of financial reporting. The amendments in this Update apply to all reporting entities that are required or permitted to measure or disclose the fair value of an asset, a liability, or an instrument classified in a reporting entity’s shareholders’ equity in the financial statements. The amendments in this Update are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. Early application by public entities is not permitted. The adoption of ASU 2011-04 is not expected to have any material impact on our financial position, results of operations or cash flows.

We have examined all other recent accounting pronouncements and believe that none of them will have a material impact on the financial statements of our company.

Monster Offers

(A Development Stage Company)

Notes to the Financial Statements

NOTE 4 - Stock Split Adjustment

Certain reclassifications have been made in the prior year’s financial statements.

On April 9, 2012, the Company executed a 300 to 1 reverse stock split, which was retrospectively applied to all financial statements, including the comparative balance sheet as of December 31, 2010. This adjustment did not change total stockholders’ deficit. The original filing was for $60,289 in common stock and $469,032 in additional paid in capital. The post-split adjusted balances in this filing are now $201 in common stock and $529,120 in additional paid in capital, resulting in an effective decrease in common stock and increase in additional paid in capital of $60,088, net effect on stockholders’ deficit of $0 as of December 31, 2010.

NOTE 5 - STOCKHOLDERS' DEFICIT

Common Stock

The Company is authorized to issue 75,000,000 shares of its $0.001 par value common stock.

On February 23, 2007, a shareholder contributed capital of $400 for incorporating fees.

On December 11, 2007, the Company issued 56,250 (post-split) shares of its common stock to its founder for $11,250 in cash. The Founder then transferred these shares to an outside party for the same price on December 31, 2007.

On December 15, 2007, a shareholder contributed capital of $585 for registration fees.

The Company was a subsidiary of Tropical PC, Inc. On December 31, 2007, the record shareholders of Tropical PC, Inc. received a spin-off dividend of one (1) common share, par value $0.001, of Monster Offers common stock for every share of Tropical PC, Inc. common stock owned for a total 4,050 (post- split) common shares issued. Of these 4,050 shares, 3,000 were returned and cancelled to the Company.

On December 31, 2007, the Company issued 37,500 (post-split) shares of its common stock pursuant to a Regulation D 506 offering for $33,750 in cash.

On December 21, 2009, the Company authorized the sale of 67,500 (post-split) unregistered restricted common shares in exchange for $13,500. $12,500 was received in December 2009, with a subscription receivable of $1,000 paid in January 2010.

In August 2010, the Company reached a mutually agreeable understanding with a non-affiliated shareholder to cancel 5,000 (post-split) unregistered common shares he owns. These unregistered restricted shares were issued in a private offering with the understanding that the shareholder would purchase these shares and provide technical expertise to the company. Since the services were not delivered to the company's satisfaction, it has been agreed that these 5,000 unregistered common shares will be canceled and returned to the Company.

On August 30, 2010, the Company authorized the issuance of 40,000 (post-split) shares of restricted common stock, as per an Asset Exchange Agreement whereby an officer/director of the Company is to receive these shares of restricted common stock in exchange for cash of $8,000 and a computer software program called the Social Network Action Platform (SNAP). This software program was essential in order to launch the Company's website, www.monsteroffers.com. Until such time as the Company can complete a thorough evaluation of the intangible acquired, as of September 30, 2010, the Company placed a nominal value on the software, based at par value $0.001 of the stock to be issued for this software. A total of $8,000 was recorded as common stock receivable as of September 30, 2011.

On September 1, 2010, the Company authorized the sale of 2,750 (post-split) unregistered restricted common shares to three shareholders in exchange for entering into consulting agreements and cash of $550. The services of these consultants was necessary for the launch of the Company's website by integrating the recently acquired software into the site. A total fair value of $351,550 was placed by

Monster Offers

(A Development Stage Company)

Notes to the Financial Statements

NOTE 5 - STOCKHOLDERS' DEFICIT (continued)

expensing the normal hourly rate charged by these consultants for the services rendered during the quarter. A total of $150 was received from one consultant and has been reduced from total consulting expense. A total of $400 had been recorded as common stock receivable as of December 31, 2010.

On November 3, 2010, the Company issued 287 (post-split) shares of its common stock as part of an S-8 registration with the SEC for legal and administrative services. These shares were issued for services, and expensed at the market stock price of $114 per share, for a total expense of $32,948.

On November 18, 2010, Monster Offers issued 625 (post-split) unregistered restricted shares in exchange for Investor and Public Relations services as part of a service agreement dated November 10, 2010. The shares were issued at a market value of $125 per share (post-split) for a total consulting expense of $78,338.

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

On November 18, 2010, the Company received 40,000 (post-split) shares of its common stock in exchange for its "Lead Generation Business Segment" in a transaction with the Company's former officer, Scott J. Gerardi. These shares have no value and been returned to treasury stock as of December 31, 2010.

On January 21, 2011, the Company issued 1,333 (post-split) unregistered shares in exchange for public relations and communications consulting services in accordance with an agreement dated January 21, 2011. The shares were valued at a market value of $78 per share (post-split), totaling $104,000. The total value was allocated between consulting expense and prepaid consulting expense based on a prorated portion of services performed during the year ended December 31, 2011 and the remaining portion of the term of the agreement.

On January 21, 2011, the Company also issued 667 (post-split) free-trading shares in exchange for consulting services in accordance with an agreement entered into on January 21, 2011. The shares were valued at a market value of $78 per share (post-split), totaling $52,000. The total value was allocated between consulting expense and prepaid consulting expense based on a prorated portion of services performed during the year ended December 31, 2011 and the remaining portion of the term of the agreement.

On February 7, 2011, the Company entered into an agreement for business strategy and planning, market analysis, and marketing consulting services. In accordance with the terms of the agreement, 167 (post-split) unregistered restricted shares of common stock will be exchanged for the services provided by the consultant. As of December 31, 2011, the Company determined the shares to be fully earned and

Monster Offers

(A Development Stage Company)

Notes to the Financial Statements

NOTE 5 - STOCKHOLDERS' DEFICIT (continued)

were valued at a market value of $4.50 per share (post-split), totaling $750, and an expense was recognized. As of December 31, 2011 the shares have not yet been issued and thus have been recorded as stock payable.

On March 14, 2011, the Company entered into a Strategic Alliance and Licensing agreement with SSL5. As part of the agreement, the Company agreed to issue 10,000 (post-split) unregistered restricted shares as consideration for an exclusive license of SSL5 existing intellectual property. The transaction was valued at the market value of $45 per share (post-split) for a total of $450,000, and recorded as stock payable. See Note 7 for further details of the agreement.

During the quarter ended June 30, 2011, the Company issued a total of 6,541 (post-split) shares of common stock to Asher Enterprises for the conversion of two convertible notes payable. See Note 7 for further details of these conversions.

On May 6, 2011, the Company entered into a Strategic Alliance and License agreement with Iconosys, Inc. In accordance with the terms of the agreement, the Company agreed to issue 834 (post-split) shares of common stock to Iconosys as part of consideration for services to be performed in conjunction with the alliance and license agreement. These shares were valued at the market value of $43 per share (post-split) for a total of $35,825, and recorded as stock payable. See Note 8 for further details of the agreement.

On July 8, 2011, the Company sold 617 (post-split) shares of free-trading common stock for a total of $6,988 (of which $700 was recorded to reduce APIC for the $5,000 origination fee payable) to Auctus Private Equity Fund, LLC in accordance with the terms of the Drawdown Equity Financing Agreement entered into on December 29, 2010 (see note 6).

On July 19, 2011, the Company sold 255 (post-split) shares of free-trading common stock for a total of $2,680 (of which $500 was recorded to reduce APIC for the $5,000 origination fee payable) to Auctus Private Equity Fund, LLC in accordance with the terms of the Drawdown Equity Financing Agreement entered into on December 29, 2010 (see note 6).

On July 28, 2011, the Company sold 92 (post-split) shares of free-trading common stock for a total of $1,014 (of which $447 was recorded to reduce APIC for the $5,000 origination fee payable) to Auctus Private Equity Fund, LLC in accordance with the terms of the Drawdown Equity Financing Agreement entered into on December 29, 2010 (see note 6).

On August 9, 2011, the Company issued 1,594 (post-split) shares of common stock to Asher Enterprises for the conversion of $11,000 in principal of outstanding convertible notes payable. See Note 7 for further details of these conversions.

On August 19, 2011, the Company sold 345 (post-split) shares of free-trading common stock for a total of $2,511 (of which $500 was recorded to reduce APIC for the $5,000 origination fee payable) to Auctus Private Equity Fund, LLC in accordance with the terms of the Drawdown Equity Financing Agreement entered into on December 29, 2010 (see note 6).

On September 2, 2011, the Company issued 3,134 (post-split) shares of common stock to Asher Enterprises for the conversion of $11,000 in principal of outstanding convertible notes payable. See Note 6 for further details of these conversions

Monster Offers

(A Development Stage Company)

Notes to the Financial Statements

NOTE 5 - STOCKHOLDERS' DEFICIT (continued)

On December 22, 2011, the Company issued 5,027 (post-split) shares of common stock to Asher Enterprises for the conversion of $8,000 in principal and $1,200 in accrued interest of outstanding convertible notes payable. See Note 6 for further details of these conversions.

As of December 30, 2011 and December 31, 2010, the Company has 220,568 (post-split) and 200,962 (post-split) shares of its common stock issued and outstanding, respectively.

Stock Options

On March 14, 2011, as part of the Strategic Alliance and Licensing agreement mentioned above, the Company entered into a consulting agreement with SSL5, providing stock options and a seat on the Monster Offers board of directors to develop ongoing product strategy and development services. In accordance with the terms of the agreement, the consulting company is entitled to purchase a total of 6,667 (post-split) unregistered restricted shares of the Company over the term of the agreement of two years. Upon the completion of each 6-month period, a total of 1,667 shares (post-split) will become vested and available for purchase by the Consultant. The price of these shares will be at $0.3 (post-split) per share, or par value. In the event that the Company is sold or merged with another company, all remaining unvested shares will become fully vested immediately prior to any such transaction.

As of September 13, 2011, 1,667 (post-split) shares have fully vested in accordance with the agreement and were revalued at $12,192 using the Black-Scholes option pricing model based upon the following assumptions: term of 1.5 years, risk free interest rate of 0.21%, a dividend yield of 0% and a volatility rate of 183%.

A pro-rated portion of the unvested stock options for the service period from September 14 to December 31, 2011, totaling 972 (post-split) shares, have been valued at $2,109 using the Black-Scholes option pricing model based upon the following assumptions: term of 1.2 years, risk free interest rate of 0.45%, a dividend yield of 0% and a volatility rate of 216%.

The following summarizes pricing and term information for options issued to consultants which are outstanding as of December 31, 2011:

Weighted Average
	Number of Shares	Exercise Price
Balance, December 31, 2010	-	-

Options granted and assumed	6,667	0.30
Options expired	-	-
Options cancelled	-	-
Options exercised	-	-

Balance, December 31, 2011	6,667	0.30

NOTE 6 - DRAWDOWN EQUITY FINANCING AGREEMENT

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

Monster Offers

(A Development Stage Company)

Notes to the Financial Statements

NOTE 6 - DRAWDOWN EQUITY FINANCING AGREEMENT (continued)

Auctus is not required to purchase the shares, unless the shares which are subject to the Notice have been registered for resale and are freely tradable in accordance with the federal securities, including the Securities Act of 1933, as amended, laws and except for conditions outside of Auctus' control.

At the assumed offering price of $78 per share (post-split), we estimated that we would be able to receive up to $1,950,000 in gross proceeds, assuming the sale of the entire 25,000 shares (post-split) registered hereunder pursuant to the Drawdown Equity Financing Agreement. We would be required to register additional shares to obtain the balance of $10,000,000 available under the Drawdown Equity Financing Agreement at the assumed offering price of $78. There is uncertainty as to whether we will ever receive the full $10 million available under the equity line agreement. It is unlikely that we will be required to register more shares, unless management identifies a major acquisition or opportunity for the Company. As the Company currently has 220,568 (post-split) shares issued and outstanding, with 75,000,000 shares of common stock authorized, the Company would not need to authorize additional shares of its Common Stock should the Company obtain the entire $10,000,000.

The Company is obligated to file with the U.S. Securities and Exchange Commission (the "SEC") a registration statement on Form S-1, within 30 days from the date of the Agreements and to use all commercially reasonable efforts to have such registration statement declared effective by the SEC within 120 days of filing. The Company has agreed to pay Auctus an aggregate amount of $7,500 as an origination fee with respect to the transaction. This is a non-refundable origination fee equal to Two

Thousand Five Hundred ($2,500) Dollars which was paid upon execution of the Drawdown Equity Financing Facility term sheet and Five Thousand ($5,000) Dollars in cash which was taken out of the proceeds of the first Drawdown.

During the year ended December 31, 2011, there were four individual sales of common stock in accordance with this agreement (see note 4). The Company received a total of $11,045 (net of $2,046 financing fees) for a total of 1,309 (post-split) shares of free-trading common stock. In accordance with the agreement, these shares were issued at a discount equal to three percent of the lowest closing bid price during the five trading days following the Company's delivery of notice.

NOTE 7 - CONVERTIBLE NOTES PAYABLE

On November 9, 2010, the Company entered into an agreement with Asher Enterprises, Inc., a Delaware corporation, an accredited investor, whereby Asher Enterprises loaned the Company the aggregate principal amount of $53,000 together with any interest at the rate of eight percent (8%) per annum, until the maturity date of July 18, 2011. The original issue discount note, as described in ASC 480-55, may not be prepaid in whole or in part. If the Note is not paid in full with interest on the maturity date, the note holder has the right to convert this Note into restricted common shares of the Company. The conversion price shall equal the "Variable Conversion Price" (subject to equitable adjustments for stock splits, stock dividends or rights offerings by the Borrower). The "Variable Conversion Price" shall mean 61% multiplied by the Market Price (representing a discount rate of 39%). "Market Price" means the average of the lowest three (3) Trading Prices for the Common Stock during the ten (10) Trading Day period ending one Trading Day prior to the date the Conversion Notice is sent by the Holder to the Borrower via facsimile. On May 2, 2011, $15,000 of the principal balance was converted into 539 (post-split) shares.

Monster Offers

(A Development Stage Company)

Notes to the Financial Statements

NOTE 7 - CONVERTIBLE NOTES PAYABLE (continued)

On May 4, 2011, $12,000 of the principal balance was converted into 427 (post-split) shares. On May 6, 2011 $12,000 of the principal balance was converted into 432 (post-split) shares. On May 23, 2011, the remaining principal balance of $14,000 and $2,120 in interest was converted into 1,088 (post-split) shares. As of December 31, 2011 this note was paid in full.

On December 1, 2010, an additional convertible note payable in the amount of $35,000 was entered into with Asher Enterprises with identical terms as the note entered into on November 9, 2010, the maturity date being August 29, 2011, with interest accruing at 8% per annum. If the Note is not paid in full with interest on the maturity date, the note holder has the same right to convert this Note into restricted common shares of the Company with the same discount as the note described above. The original issue discount note is for $35,000. On June 7, 2011, $15,000 of the principal balance was converted into 1,309 (post-split) shares. On June 13, 2011, $10,000 of the principal balance was converted into 1,208 (post-split) shares. On June 17, 2011, the remaining principal balance of $10,000 and $1,400 in interest was converted into 1,538 (post-split) shares. As of December 31, 2011 this note was paid in full.

On January 27, 2011, a third convertible note payable in the amount of $30,000 was entered into with Asher Enterprises with identical terms as the note entered into on November 9, 2010, the maturity date being October 31, 2011, with interest accruing at 8% per annum. If the Note is not paid in full with interest on the maturity date, the note holder has the same right to convert this Note into restricted common shares of the Company with the same discount as the note described above. On August 9, 2011, $11,000 of the principal balance was converted into 1,594 (post-split) shares. On September 2, 2011, an additional $11,000 of the principal balance was converted into 3,134 (post-split) shares. On December 22, 2011, the remaining principal balance of $8,000 and $1,200 in interest was converted into 5,027 (post-split) shares. As of December 31, 2011 this note was paid in full.

On April 25, 2011, a fourth convertible note payable in the amount of $40,000 was entered into with Asher Enterprises with identical terms as the note entered into on November 9, 2010, the maturity date being January 27, 2012, with interest accruing at 8% per annum. If the Note is not paid in full with interest on the maturity date, the note holder has the same right to convert this Note into restricted common shares of the Company with the same discount as the note described above. The original issue discount note is for $40,000 and a discount of $2,842 remains as of December 31, 2011. For the year ended December 31, 2011, $27,732 had been amortized and expensed.

On May 16, 2011, the Company entered into an agreement with Tangiers Investors, LP, a Delaware limited partnership, an accredited investor, whereby Tangiers Investors loaned the Company the aggregate principal amount of $50,000, less $500 for costs of the loan transaction and $4,000 fee to be paid to a third party, together with any interest at the rate of seven percent (7%) per annum, until the maturity date of May 7, 2012. The original issue discount note, as described in ASC 480-55, may not be prepaid in whole or in part. If the Note is not paid in full with interest on the maturity date, the note holder has the right to convert this Note into restricted common shares of the Company. The conversion price shall equal the "Variable Conversion Price" (subject to equitable adjustments for stock splits, stock dividends or rights offerings by the Borrower). The "Variable Conversion Price" shall mean 75% multiplied by the Market Price (representing a discount rate of 25%). "Market Price" means the lowest trading price for the Common Stock during the seven (7) Trading Day period ending one Trading Day prior to the date the Conversion Notice is sent by the Holder to the Borrower via facsimile. The original

Monster Offers

(A Development Stage Company)

Notes to the Financial Statements

NOTE 7 – CONVERTIBLE NOTES PAYABLE (continued)

issue discount note is for $50,000 and a discount of $6,250 remains as of December 31, 2011. For the year ended December 31, 2011, $10,417 had been amortized and expensed.

On June 1, 2011, a fifth convertible note payable in the amount of $32,500 was entered into with Asher Enterprises. The original issue discount note, as described in ASC 480-55, may not be prepaid in whole or in part. If the Note is not paid in full with interest on the maturity date, the note holder has the right to convert this Note into restricted common shares of the Company. The conversion price shall equal the “Variable Conversion Price” (subject to equitable adjustments for stock splits, stock dividends or rights offerings by the Borrower). The “Variable Conversion Price” shall mean 55% multiplied by the Market Price (representing a discount rate of 45%). “Market Price” means the average of the lowest three (3) Trading Prices for the Common Stock during the ten (10) Trading Day period ending one Trading Day prior to the date the Conversion Notice is sent by the Holder to the Borrower via facsimile. The original issue discount note is for $32,500 and a discount of $5,909 remains as of December 31, 2011. For the year ended December 31, 2011, $20,682 had been amortized and expensed.

NOTE 8 – STRATEGIC ALLIANCE & LICENSING AGREEMENTS

SSL5

On March 14, 2011, Monster Offers (the “Company”) entered into Strategic Alliance and Licensing Agreement with SSL5, a Nevada corporation. SSL5 has developed technology services pertaining to a mobile financial services platform, which provides secure person-to-person mobile money transfer services. Monster Offers and SSL5 formed a strategic alliance with respect to the integration, use and commercialization of Monster Offers and SSL5 Existing Intellectual Property to create new and derivative intellectual property to introduce to various markets. Monster Offers obtained a license of the Existing SSL5 Intellectual Property for the exclusive use of the strategic alliance. As consideration for this license, Monster Offers is to issued 10,000 (post-split) of its unregistered restricted shares to SSL5. These shares were valued at the market rate of $45 (post-split) per share, for a total of $450,000. As of December 31, 2011, these shares have been recorded as stock payable.

At year end, management performed an impairment analysis on the license asset and determined that impairment was necessary due to the decrease in fair value of the common stock that has yet to be issued for the license. An impairment loss of $425,435 was recognized for the year. The remaining book value of is $0 as of December 31, 2011. Amortization expense for the years ended December 31, 2011 and 2010 were $24,565 and $0, respectively.

Monster Offers and SSL5 plan to establish a new company as a 100% owned subsidiary of Monster Offers, in the State of Nevada, and to contribute the license of the Existing SSL5 Intellectual Property into the new subsidiary for its use and future development of new and derivative intellectual property. Any new and derivative intellectual property developed in conjunction with this Strategic Alliance and Licensing Agreement shall be owned exclusively by the new subsidiary. As of December 31, 2011, the subsidiary entity had not yet been established.

Monster Offers

(A Development Stage Company)

Notes to the Financial Statements

NOTE 8 – STRATEGIC ALLIANCE & LICENSING AGREEMENTS (continued)

As further consideration, the Company entered into a consulting agreement with SSL5, providing stock options and a seat on the Monster Offers board of directors to develop ongoing product strategy and development services. In accordance with the terms of the agreement, the Consulting Company is entitled to purchase a total of 6,667 (post-split) unregistered restricted shares of the Company over the term of the agreement of two years. Upon the completion of each 6-month period, a total of 1,667 (post-split) shares will become vested and available for purchase by the Consultant. The price of these shares will be at $0.30 (post-split) per share, or par value. In the event that the Company is sold or merged with another company, all remaining unvested shares will become fully vested immediately prior to any such transaction.

As of September 13, 2011, 1,667 (post-split) shares have fully vested in accordance with the agreement and were revalued at $12,192 using the Black-Scholes option pricing model based upon the following assumptions: term of 1.5 years, risk free interest rate of 0.21%, a dividend yield of 0% and a volatility rate of 183%.

A pro-rated portion of the unvested stock options for the service period from September 14 to December 31, 2011, totaling 973 (post-split) shares, have been valued at $2,245 using the Black-Scholes option pricing model based upon the following assumptions: term of 1.2 years, risk free interest rate of 0.45%, a dividend yield of 0% and a volatility rate of 216%.

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

Iconosys obtained a license of the Existing Monster Offers Tier 1 Zala Merchant license with the ability to promote and sign up Zala account holders and participate in a revenue sharing model with Monster Offers. As consideration for this license, Iconosys issued 3,333 (post-split) of its unregistered restricted shares to Monster Offers. Since Iconosys is not a publicly-traded corporation, these shares were valued at a fair value based upon a fair value of similar shares sold under a private placement memorandum by Iconosys at rate of $30 (post-split) per share, for a total of $100,000. The entire value of the shares was recognized as unearned license revenue and will be recognized over one year, the term of the license. For the year ended December 31, 2011, the Company has recognized $66,667 in license revenue.

In accordance with the terms of the agreement, Iconosys will provide services to Monster Offers relating to its Deal Buzzer mobile application and to integrate the Monster Offers existing intellectual property into mobile applications it currently designs and produces. As consideration for the services performed by Iconosys, Monster Offers issued 834 (post-split) shares of unregistered, restricted common stock, an initial cash payment of $500, and future payments as part of a revenue share participation portion of the agreement. The 834 (post-split) shares issued to Iconosys were valued at the market value $43 (post-split)

Monster Offers

(A Development Stage Company)

Notes to the Financial Statements

NOTE 8 – STRATEGIC ALLIANCE & LICENSING AGREEMENTS (continued)

per share for a total of $35,825 in prepaid expenses that will be recognized over the term of the agreement, or approximately 30 months. For the year ended December 31, 2011, the Company recognized $10,053 in strategic alliance expenses.

The term of the strategic alliance and this agreement commenced on May 6, 2011 and will end on November 5, 2013, unless terminated earlier in accordance with the agreement.

NOTE 9 – CONSULTING AGREEMENT

On April 21, 2011, the Company entered into a consulting agreement for services related to raising funds for the Company. The terms of the agreement call for a percentage of monies received by contacts provided by the consultant in the following scale:

Up to $1 million raised	8.00%
$1,000,001 to $2 million	6.50%
$2,000,001 to $4 million	5.50%
$4,000,001 and above	4.50%

As of December 31, 2011, the Company has received $50,000 in convertible notes payable from contacts gained from this agreement and has paid 8 percent of those monies received, in accordance with this agreement, to the consultant for a total of $4,000.

NOTE 10 – SIGNIFICANT SOURCE OF REVENUE

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

Monster Offers

(A Development Stage Company)

Notes to the Financial Statements

NOTE 11 – PROVISION FOR INCOME TAXES

For the years ended December 31, 2011 and 2010, the Company had a generated net operating income and had incurred net operating loss, respectively. No benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At December 31, 2011 and 2010, the Company had approximately and $969,328 and $122,987 of federal and state net operating losses, respectively. The net operating loss carryforwards, if not utilized, will begin to expire in 2027. The provision for income taxes consisted of the following components for the years ended December 31:

The components of the Company's deferred tax asset are as follows:

	December 31,
Deferred tax assets	2011	2010
Net operating loss carryforwards	$ 339,265	$ 43,045
Valuation allowance	(339,265)	(43,045)
Total deferred tax assets	$ -	$ -

The valuation allowance for deferred tax assets as of December 31, 2010 and 2009 was $339,265 and $43,045, respectively. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not the deferred tax assets would not be realized as of December 31, 2011 and 2010, and recorded a full valuation allowance.

Reconciliation between the statutory rate and the effective tax rate is as follows at December 31:

2011 & 2010
Federal statutory tax rate	(35%)
Permanent difference and other	35%
0%

Monster Offers

(A Development Stage Company)

Notes to the Financial Statements

NOTE 12 - RELATED PARTY TRANSACTIONS

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

As discussed in Note 5, on August 5, 2010, the Company entered into an Asset Exchange Agreement whereby an officer/director of the Company received 40,000 (post-split) shares of restricted common stock in exchange for cash of $8,000 and a computer software program with no assigned value, called the Social Network Action Platform (SNAP).

As discussed in Note 5, on November 18, 2010, the Company received 40,000 (post-split) shares of its common stock in exchange for its "Lead Generation Business Segment" in a transaction with the Company's former officer, Scott J. Gerardi.

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

NOTE 13 – SUBSEQUENT EVENTS

Convertible Note

On February 14, 2012, Asher Enterprises converted $10,000 of discounted convertible note principal balance into 10,753 (post-split) shares of common stock.

On March 13, 2012, an additional $5,500 of principal balance was converted into 10,186 (post-split) shares of common stock.

Reverse stock split

The Board approved a resolution to effect a three hundred-for-one (300:1) reverse stock split. Under this Reverse Stock Split each three hundred (300) shares of our Common Stock were converted automatically into one (1) share of Common Stock. To avoid the issuance of fractional shares of Common Stock, all fractional shares will be rounded up to the next whole share. Any shareholder who owns three hundred or fewer shares will be rounded-up to one whole share. No fractional shares will be issued. The effective date of the Reverse Stock Split was April 9, 2012 and the financial statements herein have been adjusted to retrospectively reflect the split.

Item 9. Changes in and Disagreements With Accountants On Accounting and Financial Disclosure.

None.

Item 9A(T). Controls and Procedures.

(a) Evaluation of disclosure controls and procedures

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

With the participation of the chief executive officer and chief financial officer, our management evaluated the effectiveness of the Company's internal control over financial reporting as of December 31, 2011 based upon the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the assessment performed using the criteria established by COSO, management has concluded that the Company maintained ineffective internal control over financial reporting in the following areas:

1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and

2) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements;

The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of December 31, 2011.

Management believes that the material weaknesses set forth in item (2) above did not have an effect on our financial results. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

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

Name	Age	Position & Offices Held

Paul Gain	50	Chairman/Chief Executive Officer

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

Education:

Mr. Gain is a graduate of Ferris State University in Michigan, with degrees in Business Management, Automotive Technology, and Mechanical Engineering.

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

Committees and Procedures

1. The registrant has no standing audit, nominating and compensation committees of the Board of Directors, or committees performing similar functions. The Board acts itself in lieu of committees due to its small size.

2. The view of the board of directors is that it is appropriate for the registrant not to have such a committee because its directors participate in the consideration of director nominees and the board and the company are so small.

3. The members of the Board who acts as nominating committee is not independent, pursuant to the definition of independence of a national securities exchange registered pursuant to section 6(a) of the Act (15 U.S.C. 78f(a).

4. The nominating committee has no policy with regard to the consideration of any director candidates recommended by security holders, but the committee will consider director candidates recommended by security holders.

5. The basis for the view of the board of directors that it is appropriate for the registrant not to have such a policy is that there is no need to adopt a policy for a small company.

6. The nominating committee will consider candidates recommended by security holders, and by security holders in submitting such recommendations.

7. There are no specific, minimum qualifications that the nominating committee believes must be met by a nominee recommended by security holders except to find anyone willing to serve with a clean background.

8. The nominating committee's process for identifying and evaluation of nominees for director, including nominees recommended by security holders, is to find qualified persons willing to serve with a clean backgrounds. There are no differences in the manner in which the nominating committee evaluates nominees for director based on whether the nominee is recommended by a security holder, or found by the board.

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

Item 11. Executive Compensation

The following table sets forth certain compensation information for: (i) each person who served as the chief executive officer of our company at any time during the year ended December 31, 2010, regardless of compensation level, and (ii) each of our other executive officers, other than the chief executive officer, serving as an executive officer at any time during 2009. The foregoing persons are collectively referred to herein as the "Named Executive Officers." Compensation information is shown for fiscal years 2011, 2010, 2009.

Monster Offers Summary Compensation Table

		Year				Compen-
	Principal	Ending	Salary	Bonus	Awards	sation	Total
Name	Position	Dec. 31,	($)	($)	($)	($)	($)

Paul Gain	CEO/Director	2011	0	0	0	8,000	8,000
		2010	27,000	0	0	0	27,000

Jonathan Marshall	Former CEO/Director	2009	0	0	0	0	0

We do not maintain key-man life insurance for our executive officer/director. We do not have any long-term compensation plans, stock option plans or employment agreements with our executive officer/director.

Stock Option Grants

We did not grant any stock options to the executive officer or director from inception through fiscal year end December 31, 2011.

Outstanding Equity Awards at 2011 Fiscal Year-End

We did not have any outstanding equity awards as of December 31, 2011.

Option Exercises for Fiscal 2010

There were no options exercised by our named executive officer in fiscal 2011.

Potential Payments Upon Termination or Change in Control

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the beneficial ownership of our common stock as of the date of this annual report on Form 10-K, which account for our recent 300:1 reverse split by (i) each Named Executive Officer, (ii) each member of our Board of Directors, (iii) each person deemed to be the beneficial owner of more than five percent (5%) of any class of our common stock, and (iv) all of our executive officers and directors as a group. Unless otherwise indicated, each person named in the following table is assumed to have sole voting power and investment power with respect to all shares of our common stock listed as owned by such person.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Outstanding Shares of Common Stock (1)

Paul Gain (2)	49,000	22.7%
Powerhouse Development (3)	56,260	26.1%
Scott Gerardi(4)	10,000	4.6%

All Directors and Officers as a Group	49,000	22.7%

1) Percent of Class based on 215,540 shares.

2) Paul Gain, President & Chairman of Monster Offers, P.O. Box 1092, Bonsall, CA 92003.

3) Powerhouse Development, a Panamanian Corporation, Box 832-0816, World Trade Center, Panama City Panama. Marisela Simmons has the voting and dispositive power over the shares owned by this entity.

4) Scott Gerardi, non-affiliated shareholder, 8275 S. Eastern Avenue, Suite 200-306, Las Vegas, NV 89123.

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

For the year ended December 31, 2010 the Company received $76,553 from customers in which one of the Company's shareholders had ownership or was an affiliate, for work performed by subcontractors who are also related parties. Additionally, in the year ended December 31, 2010, the Company paid a related party $9,352 in commission revenue. The bulk of the commissions paid to related parties include: Azure Software SRG, a company based in Romania, who received commissions based on the amount of revenues it generated through the Company's affiliated and now discontinued lead generation platform. Additionally, SJG Ventures, who is beneficially owned by Scott J. Gerardi, received commissions for generating revenues by bringing increased (web) traffic to the Company's Internet advertising programs. Mr. Gerardi, subsequent to these transactions, became the President/Director and a shareholder of the Company. He has since resigned as officer/director of the Company. Also, Jonathan W. Marshall received an agency fee from the Company, prior to serving as past officer and director of the Company. Each of these transactions resulted in a synergistic correlation between the amount of revenues these entities/individuals brought to the company versus the commissions they received for these revenues. The Company classified these transactions in their financial statements as related party transactions. Thus, commissions from related parties represent most of the Company's revenue.

Item 14. Principal Accountant Fees and Services.

De Joya Griffith & Company, LLC served as our principal independent public accountants for the fiscal years ending December 31, 2011 and 2010. Aggregate fees billed to us for the years ended December 31, 2011 and 2010 were as follows:

	For Year Ended December 31,	For the Year Ended December 31
	2011	2010
(1) Audit Fees (1)	$22,150	$14,500
(2) Audit-Related Fees	$2,000
(3) Tax Fees
(4) All Other Fees

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The following information required under this item is filed as part of this report:

(a) 1. Financial Statements

(b) 2. Financial Statement Schedules

None.

(c) 3. Exhibit Index

Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period Ending	Exhibit	Filing Date
3.1	Articles of Incorporation	SB-2	3.1	01/15/08
3.2	By-laws as currently in effect	SB-2	3.2	01/15/08
3.2	Amended Articles of Incorporation	SB-2	3.3	01/12/12
10.1	Asset Exchange Agreement by and between Monster Offers and Prime Mover Global, LLC, dated August 5, 2010	8-K	10.1	09/02/10
10.2	Share Lock-Up Agreement with Scott J. Gerardi, dated August 6, 2010	8-K	10.2	09/02/10
10.3	Share Lock-Up Agreement with Powerhouse Development, dated August 6, 2010	8-K	10.3	09/02/10
10.4	Share Lock-Up Agreement with Paul Gain, dated August 6, 2010	8-K	10.4	09/02/10
10.5	Share Lock-Up Agreement with Jonathan W. Marshall, dated August 6, 2010	8-K	10.5	09/02/10
10.6	Investor and Public Relations Agreement between Monster Offers and Emerging Growth Research, LLC, date November 10, 2010	8-K	10.9	11/19/10
10.7	Exchange and Hold Harmless Agreement with Scott J. Gerardi dated November 19, 2010	X	8-K	10.7	11/24/10
10.8	Drawdown Equity Financing Agreement between Monster Offers and Auctus Private Equity Fund, LLC, dated December 23, 2010.	8-K	10.6	01/03/11
10.9	Registration Rights Agreement between Monster Offers and Auctus Private Equity Fund, LLC, dated December 23, 2010.	8-K	10.7	01/03/11
10.10	Consulting Agreement with Christina R. Hansen, dated January 21, 2011	S-8	10.1	01/27/11
10.11	Investor and Public Relations Agreement between Monster OFFERS and Equititrend Advisors, LLC, dated January 21, 2011	8-K	10.11	02/03/11
10.12	Strategic Alliance and Licensing Agreement between Monster OFFERS and SSL5, dated March 14, 2011	8-K	10.12	03/16/11
23.1	Consent letter from DeJoya Griffith & Company, LLC	X
31.1	Certification of President and Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act	X	8-K	99.1	09/30/11
32.1	Certification of President and Principal Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act	X	8-K	99.2	09/30/11

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Monster Offers Registrant

Date: April 16, 2012	/s/ Paul Gain
Name: Paul Gain
Title: Chief Executive Officer, President, Director, Principal Executive, Financial, and Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities and on the dates indicated have signed this report below.

Date: April 16, 2012	/s/ Paul Gain
Name: Paul Gain
Title: (Principal Executive, Principal Financial and Principal Accounting Officer)