Form 10-Q
period 2012-03-31
Monster Offers
filed 2012-05-21
CIK 1423746

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2012

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________to

Commission File Number: 0-53266

MONSTER OFFERS

(Exact name of registrant as specified in its charter)

Nevada	27-1548306
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification No.)

P.O. Box 1092, Bonsall, CA 92003	92003
(Address of principal executive offices)	(Zip Code)

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

As of May 18, 2012, the registrant’s outstanding common stock consisted of 2,959,361 shares, $0.001 par value. Authorized – 75,000,000 shares.

Table of Contents

Monster Offers

Index to Form 10-Q

For the Quarterly Period Ended March 31, 2012

Monster Offers

(A Development Stage Company)

Balance Sheets

(Unaudited)

	March 31,	December 31,
	2012	2011
ASSETS

Current assets
Cash	$ 182	$ 3,817
Accounts receivable	6,673	9,423
Prepaid expense	22,690	26,272
Total current assets	29,545	39,512

Other assets
Unamortized financing fees	466	2,421
Investment in Iconosys	100,000	100,000
Total other assets	100,466	102,421

TOTAL ASSETS	$ 130,011	$ 141,933

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$ 57,728	$ 58,229
Accrued interest	14,722	9,341
Unearned revenue	8,333	33,333
Notes payable	4,500	-
Convertible notes payable, net of unamortized discount
of $2,804 and $15,001, respectively	163,838	176,330
Total current liabilities	249,121	277,233

Total liabilities	249,121	277,233

Stockholders' deficit
Common stock - $0.001 par value,
75,000,000 shares authorized, 242,339
and 220,568 shares issued and outstanding
as of 3/31/2012 and 12/31/2011, respectively	242	221
Additional paid in capital	971,779	910,385
Treasury stock 40,000 and 40,000 shares as of 3/31/12 and
12/31/11, respectively	-	-
Common stock payable	450,750	486,575
Accumulated deficit during development stage	(1,541,881)	(1,532,481)
Total stockholders' deficit	(119,110)	(135,300)

TOTAL LIABILITES AND STOCKHOLDERS' DEFICIT	$ 130,011	$ 141,933

The accompanying notes are an integral part of these financial statements.

Monster Offers

(A Development Stage Company)

Statements of Operations

(Unaudited)

			Inception
	For the three months ended		(February 23, 2007)
	March 31,		March 31,
	2012	2011	2012

REVENUES
Commission revenue	$ 16,500	$ 8,000	$ 173,885
Commission revenue - related party	-	2,000	326,247
License revenue	25,000	-	91,667
Services	5,000	-	5,000
Services - related party	-	623	73,201
Total revenues	46,500	10,623	670,000

Cost of goods
Commission paid - related party	-	-	249,828
Total cost of goods	-	-	249,828

Gross profit	46,500	10,623	420,172

EXPENSES
Advertising	-	1,535	35,901
Bad debt expense	1,250	-	1,250
Amortization	-	-	24,565
Audit fees	4,500	13,830	51,974
Expenses of spinoff	-	200	5,810
General and administrative	7,390	34,631	289,204
Professional fees	-	11,370	24,723
Officer compensation	10,550	35,500	214,750
Strategic alliance costs	3,583	-	13,636
Impairment loss	-	-	425,435
Consulting services	9,183	97,317	744,361
Total operating expenses	36,455	194,383	1,831,608

Other expenses
Interest expense	(5,381)	(3,542)	(24,672)
Financing fees	(14,064)	(23,016)	(146,229)
Debt forgiveness	-	-	6,456
Refund of expense	-	-	34,000
Total other expenses	(19,445)	(26,558)	(130,445)

Net loss	$ (9,400)	$ (210,318)	$ (1,541,881)

Net loss per share - basic	$ (0.04)	(1.04)

Weighted average number of common
shares outstanding - basic	228,357	202,496

The accompanying notes are an integral part of these financial statements.

Monster Offers

(A Development Stage Company)

Statements of Cash Flows

(Unaudited)

			Inception
	For the three months ended		(February 23, 2007)
	March 31,		March 31,
	2012	2011	2012

OPERATING ACTIVITIES
Net loss	(9,400)	(494,195)	(1,541,881)
Adjustments to reconcile net loss
to net cash used by operating activities:
Impairment loss	-	-	425,435
Non-cash compensation	-	-	8,400
License revenue - non cash	(25,000)	-	(91,667)
Forgiveness of debt	-	-	(846)
Financing fees	12,917	11,899	142,756
Bad debt	1,250	-	1,250
Stock options issued for services	181	462,436	633,668
Strategic alliance costs	3,582	-	13,635
Amortization	-	-	24,565
Changes in operating assets and liabilities:
Increase in prepaid stock compensation	-	(51,667)	-
Decrease (increase) in accounts receivable	1,500	(4,117)	(7,923)
(Increase) decrease in unamortized financing fees	1,955	(5,296)	(1,033)
Increase (decrease) in accounts payable	(501)	9,450	54,376
Increase in accrued interest	5,381	1,831	24,917
Net cash used by operating activities	(8,135)	(69,659)	(314,348)

FINANCING ACTIVITIES
Proceeds from convertible notes payable	-	88,000	240,500
Proceeds from issuance of note payable	4,500		4,500
Proceeds from issuance of common stock	-	-	68,545
Contributed capital	-	-	985
Net cash provided by financing activities	4,500	88,000	314,530

NET CHANGE IN CASH	(3,635)	18,341	182

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	3,817	18,190	-

CASH AND CASH EQUIVALENTS -
END OF PERIOD	$ 182	$ 36,531	$ 182

SUPPLEMENTAL DISCLOSURES:
Interest paid	$ -	$ -	$ -
Income taxes paid	$ -	$ -	$ -
Non-cash investing and financing activities:
Stock issued for purchase of license	$ -	$ 8,000	$ 450,000
Stock issued for conversion of notes payable	$ 25,410	$ -	$ 227,958
Investment in Iconosys	$ -	$ -	$ 100,000
Stock issued to settle stock payable to Iconosys	$ 35,825	-	$ 35,825

The accompanying notes are an integral part of these financial statements.

Monster Offers

(A Development Stage Company)

Notes to the Financial Statements

NOTE 1 - FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2012 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2011 audited financial statements. The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the operating results for the full year.

NOTE 2 - GOING CONCERN

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. Since inception (February 23, 2007) through March 31, 2012, the Company recognized an accumulated deficit during development stage of approximately ($1,541,881). The Company's ability to continue as a going concern is contingent upon its ability to achieve and maintain profitable operations, and the Company’s ability to raise additional capital as required.

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

Cash and Cash Equivalents

The Company considers all short-term investments with a maturity of three months or less at the date of purchase to be cash equivalents. As of March 31, 2012 and December 31, 2011, there are no cash equivalents.

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

Monster Offers

(A Development Stage Company)

Notes to the Financial Statements

Accounts receivable

Accounts receivable are stated at the amount management expects to collect from balances outstanding at year end. Management provides for probable uncollectible amounts through a charge to earnings and a credit to an allowance based on its assessment of the current status of individual accounts. Balances that are still outstanding after management has used reasonable collection efforts are written off through a charge to the valuation allowance. As of March 31, 2012 and December 31, 2011, we have $6,673 and $9,423, respectively, in accounts receivable and no amounts charged to allowance for doubtful accounts.

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

NOTE 4 - STOCKHOLDERS' (DEFICIT)

Common Stock

The Company is authorized to issue 75,000,000 shares of its $0.001 par value common stock.

On February 14, 2012, the Company issued 10,753 shares of common stock to Asher Enterprises for the conversion of $10,000 in principal of outstanding convertible notes payable. See Note 6 for further details of these conversions.

On February 23, 2012, the Company issued 834 shares of common stock to Iconosys to satisfy $35,825 of stock payable as part of the license agreement entered into on May 16, 2011. See Note 7.

On March 13, 2012, the Company issued 10,186 shares of common stock to Asher Enterprises for the conversion of $5,500 in principal of outstanding convertible notes payable. See Note 6 for further details of these conversions.

Stock Options

On March 14, 2011, as part of the Strategic Alliance and Licensing agreement mentioned above, the Company entered into a consulting agreement with SSL5, providing stock options and a seat on the Monster Offers board of directors to develop ongoing product strategy and development services. In accordance with the terms of the agreement, the consulting company is entitled to purchase a total of 6,667 unregistered restricted shares of the Company over the term of the agreement of two years. Upon the completion of each 6-month period, a total of 1,667 shares will become vested and available for purchase by the Consultant. The price of these shares will be at $0.30 per share, or par value. In the event that the Company is sold or merged with another company, all remaining unvested shares will become fully vested immediately prior to any such transaction.

As of September 13, 2011, 1,667 shares fully vested in accordance with the agreement and were revalued at $12,192 using the Black-Scholes option pricing model based upon the following assumptions: term of 1.5 years, risk free interest rate of 0.21%, a dividend yield of 0% and a volatility rate of 183%.

As of March 13, 2012, 1,667 shares fully vested in accordance with the agreement and were revalued at $2,241 using the Black-Scholes option pricing model based upon the following assumptions: term of 1 year, risk free interest rate of 0.20%, a dividend yield of 0% and a volatility rate of 220%.

A pro-rated portion of the unvested stock options for the service period from March 14 to March 31, 2012, totaling 139 shares, have been valued at $119 using the Black-Scholes option pricing model based upon the following assumptions: term of .95 years, risk free interest rate of 0.19%, a dividend yield of 0% and a volatility rate of 229%.

Monster Offers

(A Development Stage Company)

Notes to the Financial Statements

NOTE 5 - DRAWDOWN EQUITY FINANCING AGREEMENT

During the three months ended March 31, 2012 no additional sales have been made in accordance with this agreement.

NOTE 6 - CONVERTIBLE NOTES PAYABLE

On April 25, 2011, a fourth convertible note payable in the amount of $40,000 was entered into with Asher Enterprises, the maturity date being January 27, 2012, with interest accruing at 8% per annum. The original issue discount note, as described in ASC 480-55, may not be prepaid in whole or in part. If the Note is not paid in full with interest on the maturity date, the note holder has the right to convert this Note into restricted common shares of the Company. The conversion price shall equal the "Variable Conversion Price" (subject to equitable adjustments for stock splits, stock dividends or rights offerings by the Borrower). The "Variable Conversion Price" shall mean 61% multiplied by the Market Price (representing a discount rate of 39%). "Market Price" means the average of the lowest three (3) Trading Prices for the Common Stock during the ten (10) Trading Day period ending one Trading Day prior to the date the Conversion Notice is sent by the Holder to the Borrower via facsimile. If the Note is not paid in full with interest on the maturity date, the note holder has the same right to convert this Note into restricted common shares of the Company with the same discount as the prior notes. On February 14, 2012, $10,000 of the principal balance was converted into 10,753 shares. On March 13, 2012, an additional $5,500 of the principal balance was converted into 10,186 shares. The remaining principal of $24,500 remains as of March 31, 2012 and the discount has been fully amortized. For the three months ended March 31, 2012, $2,842 of discount had been amortized and expensed. Subsequent to March 31, 2012, the Company repaid the entire principal balance of this note and the note dated May 16, 2011, reduced from the total of $82,500 to $73,500 plus accrued interest of $17,800. See Note 11, Subsequent events.

On May 16, 2011, the Company entered into an agreement with Tangiers Investors, LP, a Delaware limited partnership, an accredited investor, whereby Tangiers Investors loaned the Company the aggregate principal amount of $50,000, less $500 for costs of the loan transaction and $4,000 fee to be paid to a third party, together with any interest at the rate of seven percent (7%) per annum, until the maturity date of May 7, 2012. The original issue discount note, as described in ASC 480-55, may not be prepaid in whole or in part. If the Note is not paid in full with interest on the maturity date, the note holder has the right to convert this Note into restricted common shares of the Company. The conversion price shall equal the "Variable Conversion Price" (subject to equitable adjustments for stock splits, stock dividends or rights offerings by the Borrower). The "Variable Conversion Price" shall mean 75% multiplied by the Market Price (representing a discount rate of 25%). "Market Price" means the lowest trading price for the Common Stock during the seven (7) Trading Day period ending one Trading Day prior to the date the Conversion Notice is sent by the Holder to the Borrower via facsimile. The original issue discount note is for $50,000 and a discount of $2,083 remains as of December 31, 2011. For the three months ended March 31, 2012, $4,167 of discount had been amortized and expensed. Subsequent to March 31, 2012, the Company repaid the entire principal balance of this note and the note dated May 16, 2011, reduced from the total of $82,500 to $73,500 plus accrued interest of $17,800. See Note 11, Subsequent events.

On June 1, 2011, a fifth convertible note payable in the amount of $32,500 was entered into with Asher Enterprises. The original issue discount note, as described in ASC 480-55, may not be prepaid in whole or in part. If the Note is not paid in full with interest on the maturity date, the note holder has the right to convert this Note into restricted common shares of the Company. The conversion price shall equal the "Variable Conversion Price" (subject to equitable adjustments for stock splits, stock dividends or rights offerings by the Borrower). The "Variable Conversion Price" shall mean 55% multiplied by the Market Price (representing a discount rate of 45%). "Market Price" means the average of the lowest three (3) Trading Prices for the Common Stock during the ten (10) Trading Day period ending one Trading Day prior to the date the Conversion Notice is sent by the Holder to the Borrower via facsimile. The original issue discount note is for $32,500 and the discount has been fully amortized as of March 31, 2012. For the three months ended March 31, 2012, $5,909 of discount had been amortized and expensed.

Monster Offers

(A Development Stage Company)

Notes to the Financial Statements

NOTE 7 – STRATEGIC ALLIANCE & LICENSING AGREEMENTS

SSL5

On March 14, 2011, Monster Offers (the "Company") entered into Strategic Alliance and Licensing Agreement with SSL5, a Nevada corporation. SSL5 has developed technology services pertaining to a mobile financial services platform, which provides secure person-to-person mobile money transfer services. Monster Offers and SSL5 formed a strategic alliance with respect to the integration, use and commercialization of Monster Offers and SSL5 Existing Intellectual Property to create new and derivative intellectual property to introduce to various markets. Monster Offers obtained a license of the Existing SSL5 Intellectual Property for the exclusive use of the strategic alliance. As consideration for this license, Monster Offers issued 10,000 of its unregistered restricted shares to SSL5. These shares were valued at the market rate of $45 per share, for a total of $450,000 and recorded as stock payable.

At year end, management performed an impairment analysis on the license asset and determined that impairment was due to the fact that as of December 31, 2011 the Company had not had significant forward-moving activity or use of the licensed intellectual property and could not reasonably predict the use of the license at year end. The Company does however still plan to pursue further development and marketing activities associated with this License. An impairment loss of $425,435 was recognized during the year ended December 31, 2011. The remaining book value of is $0 as of December 31, 2011. Amortization expense for the years ended December 31, 2011 and 2010 was $24,565 and $0, respectively.

Monster Offers and SSL5 plan to establish a new company as a 100% owned subsidiary of Monster Offers, in the State of Nevada, and to contribute the license of the Existing SSL5 Intellectual Property into the new subsidiary for its use and future development of new and derivative intellectual property. Any new and derivative intellectual property developed in conjunction with this Strategic Alliance and Licensing Agreement shall be owned exclusively by the new subsidiary. As of March 31, 2012, the subsidiary entity had not yet been established.

As further consideration, the Company entered into a consulting agreement with SSL5, providing stock options and a seat on the Monster Offers board of directors to develop ongoing product strategy and development services. In accordance with the terms of the agreement, the Consulting Company is entitled to purchase a total of 6,667 unregistered restricted shares of the Company over the term of the agreement of two years. Upon the completion of each 6-month period, a total of 1,667 options will become vested and available for purchase by the Consultant. In the event that the Company is sold or merged with another company, all remaining unvested options will become fully vested immediately prior to any such transaction.

As of September 13, 2011, 1,667 options have fully vested in accordance with the agreement and were revalued at $12,192 using the Black-Scholes option pricing model based upon the following assumptions: term of 1.5 years, risk free interest rate of 0.21%, a dividend yield of 0% and a volatility rate of 183%.

Monster Offers

(A Development Stage Company)

Notes to the Financial Statements

As of March 13, 2012, 1,667 options fully vested in accordance with the agreement and were revalued at $2,241 using the Black-Scholes option pricing model based upon the following assumptions: term of 1 year, risk free interest rate of 0.20%, a dividend yield of 0% and a volatility rate of 220%.

A pro-rated portion of the unvested stock options for the service period from March 14 to March 31, 2012, totaling 139 shares, have been valued at $119 using the Black-Scholes option pricing model based upon the following assumptions: term of .95 years, risk free interest rate of 0.19%, a dividend yield of 0% and a volatility rate of 229%.

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

Iconosys obtained a license of the Existing Monster Offers Tier 1 Zala Merchant license with the ability to promote and sign up Zala account holders and participate in a revenue sharing model with Monster Offers. As consideration for this license, Iconosys issued 3,333 of its unregistered restricted shares to Monster Offers. Since Iconosys is not a publicly-traded corporation, these shares were valued at a fair value based upon a fair value of similar shares sold under a private placement memorandum by Iconosys at rate of $30 per share, for a total of $100,000. The shares of Iconosys common stock received were recorded as an investment in Iconosys on the balance sheet for $100,000. The investment is evaluated for indicators of impairment on an annual basis, in accordance with ASC 350-10 "Intangibles - Goodwill and Other".

The Company recognized a value in the intellectual property exchange with Iconosys. The fair value of the shares ($100,000) was recognized as unearned license revenue and is being recognized over one year, the term of the license agreement. As of March 31, 2012, the Company had recognized $91,667 in license revenue.

In accordance with the terms of the agreement, Iconosys will provide services to Monster Offers relating to its Deal Buzzer mobile application and to integrate the Monster Offers existing intellectual property into mobile applications it currently designs and produces. As consideration for the services performed by Iconosys, Monster Offers issued 834 shares of unregistered, restricted common stock, an initial cash payment of $500, and future payments as part of a revenue share participation portion of the agreement. The 834 shares issued to Iconosys were valued at the market value $43 per share for a total of $35,825 in prepaid expenses that will be recognized over the term of the agreement, or approximately 30 months. For the three months ended March 31, 2012, the Company recognized $3,583 in strategic alliance expenses. On February 23, 2012, the Company issued the 834 shares from stock payable for a total of $35,825.

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

As of March 31, 2012, the Company has received $50,000 in convertible notes payable from contacts gained from this agreement and has paid 8 percent of those monies received, in accordance with this agreement, to the consultant for a total of $4,000.

NOTE 9 – SIGNIFICANT SOURCE OF REVENUE

On June 14, 2011, the Company executed a Services Agreement with Gannett, Inc., a Delaware corporation. In accordance with the Agreement, Monster Offers will track the performance of mutually agreed upon third-party "deal of the day" sites ("DOTD") that serve users in the applicable Gannett Markets, and will create reports describing the performance of deals distributed on such DOTD sites

This Agreement commenced on July 1, 2011 and ended on Oct 6, 2011. This agreement accounted for approximately 60% of the Company’s revenues at the time.

NOTE 10 - RELATED PARTY TRANSACTIONS

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

Monster Offers

(A Development Stage Company)

Notes to the Financial Statements

NOTE 11 – SUBSEQUENT EVENTS

Convertible Note

On April 17, 2012, Asher Enterprises converted $1,300 of discounted convertible note principal balance into 11,217 shares of common stock.

In April 2012, the Company paid the remaining balance of the convertible notes payable with Asher Enterprises in full, including interest, totaling $73,500. The outstanding principal balance of the remaining two convertible notes totaled $83,550, which was negotiated down to $73,500, and $17,800 was paid in interest.

Consulting Agreements

On April 20, 2012, the Company entered into a 2 month consulting agreement. As compensation for the services rendered, the consultant will receive 5,000 restricted shares of common stock. Fair value of these shares at the agreement date was approximately $4,000 and will be recognized over the two month term of the agreement.

On April 22, 2012, the Company entered into a mobile applications development consulting agreement. The term of the agreement is one year, and the consultant will be compensated with $25,000 in common stock, in accordance with the terms of the agreement. Additionally, the consultant shall be paid a revenue share equal to 10% of the revenues received by the Company from the use and implementation of the mobile application developed by the consultant.

Stock Issued for Debt

On April 26, 2012, the Company issued a total of 2,700,000 shares of common stock to two investors in exchange for paying $94,621 of the Company’s debts and expenses.

Stock Repurchase Program

On April 3, 2012, the Company authorized a stock repurchase program under which up to 33,334 shares of the Company’s common stock will be repurchased by the Company over the next three months. The shares may be purchased from time to time in the open market, in block transactions or otherwise, in accordance with applicable U. S. Securities and Exchange Commission rules.

New Board Member

In May 2012, the Company elected Wayne Irving as Chairman of the Board of Directors. Mr. Irving currently also serves on the Board and holds the office of Chief Executive Officer of Iconosys, Inc.

Change of Control

On April 26, 2012, the Company underwent a change of control of ownership as a result of the 2,400,000 shares issued in exchange for the payments of debts. When Mr. Wayne Irving acquired 2,400,000 unregistered restricted shares, he acquired 81.8% ownership in the issued and outstanding shares of the Company. When Jeff Keller; acquired 300,000 unregistered restricted shares, he acquired 10.2% ownership in the issued and outstanding shares of the Company.

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

Critical Accounting Policies

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", included in our Annual report on Form 10-K for the fiscal year ended December 31, 2011.

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

Results of Operations for the quarters ended March 31, 2012 and 2011

Revenues

During the three month period ended March 31, 2012, the Company generated $46,500 in revenues as compared to $10,623 for the same period last year. Management does not expect to receive any significant related party revenues through the end of its fiscal year. There can be no assurances that the Company can be profitable or that the Company will not incur operating losses in the future.

For the three months ending March 31, 2012, the Company experienced general and administrative expenses of $7,390 as compared to general and administrative expenses of $34,631 for the same period last year. For the three months ending March 31, 2012, the Company expensed advertising fees of $0 as compared to $1,535 in advertising fees for the same period last year. For the three months ending March 31, 2012, the Company expensed consulting compensation of $9,183 as compared to $97,317 in consulting compensation for the same period last year. For the three months ending March 31, 2012, the Company expensed audit fees of $4,500 as compared to $13,830 in audit fees for the same period last year. For the three months ending March 31, 2012, the Company expensed officer compensation of $10,550 as compared to $35,500 in officer compensation for the same period last year. Total operating expenses for the quarter ending March 31, 2012 were $36,455 versus $194,383 for the same period last year.

For the three months ended March 31, 2012, the Company had $(9,400) in net losses or $(0.04) per share as compared to a net loss of $(210,318) or $(1.04) for the same period last year.

Since the Company's inception, on February 23, 2007, the Company had a net loss of $(1,541,879).

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

Based on current cash on hand of $182 as of March 31, 2012, current assets of $29,545 and $249,121 in current liabilities, management is concerned that Monster Offers may not have sufficient funds to meet its financial obligations for the next twelve months. Management believes it has sufficient cash reserves to keep the Company operational through the fourth quarter. Management will need to obtain outside funding to keep the Company operational beyond the third quarter. There are no assurances that management will be able to secure outside funding. Management anticipates that the Company will need to spend a minimum of $15,000 over the next twelve months to pay for audit and legal fees to keep the company fully reporting. Failure to secure additional funding can result in the company being fully reporting, but not operational. The Company will require additional funds to build its business infrastructure. In the event the Company requires additional funds, the Company will have to seek loans or equity placements to cover such cash needs. There are no assurances additional capital will be available to the Company on acceptable terms.

If the Company falls short of capital to keep the Company fully reporting, our officers/directors have agreed to donate funds to the operations of the Company, in order to keep it fully reporting for the next twelve (12) months. No agreement exists that our officers/directors will continue to donate funds to the operations of the Company for the next twelve months; therefore, there is no guarantee that they will continue to do so in the future.

Going Concern

Going Concern - The Company has recognized an accumulated deficit since inception (February 23, 2007) through March 31, 2012 of $(1,541,881). Although the Company has recognized total revenues of $670,000 with gross profits of $420,172, since inception (February 23, 2007) through March 31, 2012, the Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. The financial statements have been prepared assuming the Company will continue to operate as a going concern which contemplates the realization of assets and the settlement of liabilities in the normal course of business. No adjustment has been made to the recorded amount of assets or the recorded amount or classification of liabilities which would be required if the Company were unable to continue its operations. (See Financial Footnote 2)

Summary of any product research and development that we will perform for the term of our plan of operation.

We do not anticipate performing any additional significant product research and development under our current plan of operation.

Expected purchase or sale of plant and significant equipment

We do not anticipate the purchase or sale of any plant or significant equipment; as such items are not required by us at this time.

Significant changes in the number of employees

As of March 31, 2012, we did not have any employees. We are dependent upon our officers and directors for our future business development. As our operations expand we anticipate the need to hire additional employees, consultants and professionals; however, the exact number is not quantifiable at this time.

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

As of March 31, 2012, our current assets were $29,545 and our current liabilities were $249,121. As of March 31, 2012, our total assets were $130,011 compared to total assets of $141,933 as of December 31, 2011. Total assets as of March 31, 2012 consisted of $182 in cash, $6,673 in accounts receivable, prepaid expense of $22,690, $466 in unamortized financing fees and $100,000 in an investment. As of March 31, 2012, our current and total liabilities were $249,121 compared to current and total liabilities of $277,233 as of December 31, 2011. Our liabilities consisted of $57,728 in accounts payable, $14,722 in accrued interest, $8,333 in unearned revenue, $4,500 in notes payable and $163,838 in convertible notes payable.

Stockholders' deficit decreased from $(135,300) as of December 31, 2011 to $(119,110) as of March 31, 2012.

We have not generated positive cash flows from operating activities. For the three months ended March 31, 2012, net cash flow used in operating activities was $(8,135) compared to net cash flow used in operating activities of $(69,659) for the three months ended March 31, 2011.

During the three month periods ended March 31, 2012 and March 31, 2011, net cash flow provided from financing activities was $4,500 and $88,000, respectively.

On April 26, 2012, the Company issued a total of 2,400,000 shares of common stock to two investors in exchange for paying $94,621 of the Company’s debts and expenses.

The Company has no employment agreements in place with its officers, nor does the Company owe its officers any accrued compensation. ,

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

Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2012. In making its assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on its assessment, management has concluded that we had certain control deficiencies described below that constituted material weaknesses in our internal controls over financial reporting. As a result, our internal control over financial reporting was not effective as of March 31, 2012.

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

We do not believe the material weaknesses described above caused any meaningful or significant misreporting of our financial condition and results of operations for the quarter ended March 31, 2012. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

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

Item 1A - Risk Factors

See Risk Factors set forth in Part I, Item 1A of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2011 and the discussion in Item 1, above, under "Liquidity and Capital

Resources."

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

Subsequent

On February 23, 2012, the Company issued 834 shares of common stock to Iconosys to satisfy $35,825 of stock payable as part of the license agreement entered into on May 16, 2011.

On April 26, 2012, the Company issued a total of 2,400,000 shares of common stock to two investors in exchange for paying $94,621 of the Company’s debts and expenses.

The shares will be issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act. We believed that Section 4(2) was available because the offer and sale did not involve a public offering and there was not general solicitation or general advertising involved in the offer or sale. The investors who received the shares are financially sophisticated individuals. Before they received these unregistered securities, they were known to us and our management, through pre-existing business relationships, as a long standing business associate. We did not engage in any form of general solicitation or general advertising in connection with this transaction. The investors were provided access to all material information, which they requested and all information necessary to verify such information and was afforded access to our management in connection with this transaction. The investors acquired these securities for investment and not with a view toward distribution, acknowledging such intent to us. They understood the ramifications of their actions. The shares of common stock issued contained a legend restricting transferability absent registration or applicable exemption.

Item 3 - Defaults Upon Senior Securities

None.

Item 4 - Submission of Matters to a Vote of Security Holders

None.

Item 5 - Other Information

None.

Item 6 - Exhibits

Exhibit Number	Ref	Description of Document

31.1		Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101	*	The following materials from this Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language):

(1) Balance Sheets at March 31, 2012 (unaudited), and December 31, 2011 (audited)

(2) Unaudited Statements of Operations for the three-month periods ended March 31, 2012 and 2011, and the period from February 23, 2007 (inception) to February 29, 2012

(3) Unaudited Statements of Cash Flows for the three-month periods ended March 31, 2012 and 2011, and the period from February 23, 2007 (inception) to March 31, 2012

(4) Notes to the financial statements statements.

* Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 18, 2012

Monster Offers
By: /s/ Paul Gain
Paul Gain Director and CEO (principal executive, financial and accounting officer)