Form 10-Q
period 2012-06-30
Monster Offers
filed 2012-08-20
CIK 1423746

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2012

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

As of August 20, 2012, the registrant’s outstanding common stock consisted of 2,959,361 shares, $0.001 par value. Authorized – 75,000,000 shares.

Table of Contents

Monster Offers

Index to Form 10-Q

For the Quarterly Period Ended June 30, 2012

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

Date: August 20, 2012

Monster Offers
By: /s/ Paul Gain
Paul Gain Director and CEO (principal executive,

Monster Offers
By: /s/ Wayne Irving
Wayne Irving Director and (principal executive, financial and accounting officer)