Form 10-Q/A
period 2012-06-30
Monster Offers
filed 2012-08-24
CIK 1423746

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

As of August 23, 2012, the registrant’s outstanding common stock consisted of 3,233,558 shares, $0.001 par value. Authorized – 75,000,000 shares.

Explanatory Note

We are filing this Amendment No. 1 on Form 10-Q/A for the quarter ended June 30, 2012 to amend our Form 10-Q originally filed with the U. S. Securities and Exchange Commission on August 20, 2012. We are filing this amendment for the purpose of providing updated information concerning our financial statements and financial disclosures. When the original filing was made, we erroneously included our three month financials ending March 31, 2012, instead of our six month financials ending June 30, 2012. Further we have included a notice that no auditor review has taken place with these financials. The unaudited interim financial statements presented in this amended Form 10-Q/A for the six months ended June 30, 2012 have been prepared by the management of the Company. The Company’s independent auditor has not performed a review of these financial statements in accordance with accounting standards for a review of interim financial statements by an entity’s auditor. We plan to file another amended Form 10-Q/A as soon as our independent auditor performs a review of these financials.

Table of Contents

Monster Offers

Index to Form 10-Q/A

For the Quarterly Period Ended June 30, 2012

Monster Offers

(A Development Stage Company)

Balance Sheets

(Unaudited)

	June 30,	December 31,
	2012	2011
ASSETS

Current assets
Cash	$ 1,513	$ 3,817
Accounts receivable	2,423	9,423
Prepaid expense	19,107	26,272
Total current assets	23,043	39,512

Other assets
Unamortized financing fees	-	2,421
Allowance for doubtful accounts	(1,250)
Investment in Iconosys	100,000	100,000
Total other assets	98,750	102,421

TOTAL ASSETS	$ 121,793	$ 141,933

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$ 58,778	$ 58,229
Accrued interest	5,120	9,341
Unearned revenue	-	33,333
Notes payable	4,500	-
Convertible notes payable, net of unamortized discount
of $0 and $15,001, respectively	45,000	176,330
Total current liabilities	113,398	277,233

Total liabilities	113,398	277,233

Stockholders' deficit
Common stock - $0.001 par value,
75,000,000 shares authorized, 3,233,558
and 220,568 shares issued and outstanding
as of 6/30/2012 and 12/31/2011, respectively	3,234	221
Additional paid in capital	4,226,228	910,385
Treasury stock 0 and 40,000 shares as of 6/30/12 and
12/31/11, respectively	-	-
Common stock payable	450,750	486,575
Accumulated deficit during development stage	(4,671,817)	(1,532,481)
Total stockholders' deficit	8,395	(135,300)

TOTAL LIABILITES AND STOCKHOLDERS' DEFICIT	$ 121,793	$ 141,933

The accompanying notes are an integral part of these financial statements.

Monster Offers

(A Development Stage Company)

Statements of Operations

(Unaudited)

					Inception
	For the three months ended		For the six months ended		(February 23, 2007)
	June 30,		June 30,		June 30,
	2012	2011	2012	2011	2012

REVENUES
Commission revenue	$ 11,250	$ 17,750	$ 27,750	$ 25,750	$ 184,998
Commission revenue - related party	-	572		2,572	326,247
License revenue	8,333	16,667	33,333	16,667	100,000
Services	985	-	5,985	-	5,985
Services - related party	2,600	-	2,600	623	75,938
Total revenues	23,168	34,989	69,668	45,612	693,168

Cost of goods
Commission paid - related party	-	-	-	-	249,828
Total cost of goods	-	-	-	-	249,828

Gross profit	23,168	34,989	69,668	45,612	443,340

EXPENSES
Advertising	-	2,614	-	4,149	35,901
Bad debt expense	-	-	1,250	-	1,250
Amortization	-	13,315	-	13,315	24,565
Audit fees	-	3,500	4,500	17,330	51,974
Expenses of spinoff	-	-	-	200	5,810
General and administrative	217,109	24,637	224,501	59,268	506,314
Professional fees	855	7,638	855	19,008	25,578
Officer compensation	9,106	34,200	19,656	69,700	223,856
Strategic alliance costs	3,583	2,888	7,165	2,888	17,218
Impairment loss	-	-	-	-	425,435
Consulting services	344,590	112,405	353,773	209,722	1,088,948
Total operating expenses	575,243	201,197	611,700	395,580	2,406,849

Other expenses
Interest expense	(1,126)	(5,819)	(6,508)	(9,361)	(25,799)
Financing fees	(2,576,733)	(43,291)	(2,590,798)	(66,307)	(2,722,965)
Debt forgiveness	-	587	-	587	6,456
Refund of expense	-	-	-	-	34,000
Total other expenses	(2,577,859)	(48,523)	(2,597,306)	(75,081)	(2,708,308)

Net loss	$ (3,129,934)	$ (214,731)	$ (3,139,338)	$ (425,049)	$ (4,671,817)

Net loss per share - basic	$ (13.71)	(0.00)	$ (13.75)	$ (0.01)

Weighted average number of common
shares outstanding - basic	228,357	61,528,233	228,357	61,137,090

The accompanying notes are an integral part of these financial statements.

Monster Offers

(A Development Stage Company)

Statements of Cash Flows

(Unaudited)

			Inception
	For the six months ended		(February 23, 2007)
	June 30,		June 30,
	2012	2011	2012

OPERATING ACTIVITIES
Net loss	(3,139,338)	(425,049)	(4,671,817)
Adjustments to reconcile net income (loss)
to net cash used by operating activities:
Impairment loss	-	-	-
Allowance for doubtful accounts	1,250	-	1,250
Non-cash compensation	-	-	-
License revenue - non cash	-	(16,667)	-
Forgiveness of debt	-	(587)	-
Financing fees	-	66,307	-
Bad Debt	-	-	-
Common shares issued for services	-	168,226	-
Strategic alliance costs	-	2,888	-
Unearned revenue	(33,333)	-	-
Amortization	-	13,315	-
Changes in operating assets and liabilities:
Decrease in prepaid stock compensation	7,165	25,667	-
Increase in prepaid	-	(5,000)	(19,107)
Decrease (increase) in accounts receivable	7,000	(4,044)	(2,423)
(Increase) decrease in unamortized financing fees	2,420	(5,204)	-
Increase (decrease) in accounts payable	550	13,279	58,778
Increase in accrued interest	(4,221)	9,362	5,120
Net cash used by operating activities	(3,158,507)	(157,507)	(4,628,199)

FINANCING ACTIVITIES
Proceeds from convertible notes payable	(131,330)	152,500	(55,000)
Proceeds from issuance of note payable	4,500	-	4,500
Proceeds from issuance of common stock	3,013	-	3,234
Stock payable	(35,825)	-	450750
Contributed capital	3,315,845	-	4,226,228
Net cash provided by financing activities	3,156,203	152,500	4,629,712

NET CHANGE IN CASH	(2,304)	(5,007)	1,513

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	3,817	36,531	-

CASH AND CASH EQUIVALENTS -
END OF PERIOD	$ 1,513	$ 31,524	$ 1,513

SUPPLEMENTAL DISCLOSURES:
Interest paid	$ -	$ -	$ -
Income taxes paid	$ -	$ -	$ -
Non-cash investing and financing activities:
Stock issued for purchase of license	$ -	$ 450,000	$ 450,000
Stock issued for conversion of notes payable	$ 25,410	$ 151,157	$ 227,958
Investment in Iconosys	$ -	$ 100,000	$ 100,000
Increase in prepaid stock compensation	$ -	$ 156,000	$ 156,000

The accompanying notes are an integral part of these financial statements.

NOTICE OF NO AUDITOR REVIEW

FINANCIAL STATEMENTS

The accompanying unaudited interim financial statements of Monster Offers for the six months ended June 30, 2012 have been prepared by the management of the Company and approved by the Company’s Board of Directors.

The accompanying unaudited interim financial statements of the Company have been prepared by and are the responsibility of the Company’s management.

The Company’s independent auditor has not performed a review of these financial statements in accordance with accounting standards for a review of interim financial statements by an entity’s auditor.

Monster Offers

(A Development Stage Company)

Notes to the Financial Statements

NOTE 1 - FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2012 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2011 audited financial statements. The results of operations for the six months ended June 30, 2012 are not necessarily indicative of the operating results for the full year.

NOTE 2 - GOING CONCERN

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. Since inception (February 23, 2007) through June 30, 2012, the Company recognized an accumulated deficit during development stage of approximately ($4,671,817). The Company's ability to continue as a going concern is contingent upon its ability to achieve and maintain profitable operations, and the Company’s ability to raise additional capital as required.

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

Cash and Cash Equivalents

The Company considers all short-term investments with a maturity of three months or less at the date of purchase to be cash equivalents. As of June 30, 2012 and December 31, 2011, there are no cash equivalents.

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

Monster Offers

(A Development Stage Company)

Notes to the Financial Statements

Accounts receivable

Accounts receivable are stated at the amount management expects to collect from balances outstanding at year end. Management provides for probable uncollectible amounts through a charge to earnings and a credit to an allowance based on its assessment of the current status of individual accounts. Balances that are still outstanding after management has used reasonable collection efforts are written off through a charge to the valuation allowance. As of June 30, 2012 and December 31, 2011, we have $2,423 and $9,423, respectively.

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

On April 17, 2012, the Company issued 11,217 shares of common stock to Asher Enterprises for the conversion of $1,300 in principal of outstanding convertible notes payable. See Note 6 for further details of these conversions.

On April 26, 2012, the Company issued a total of 2,400,000 shares of common stock to two investors in exchange for paying $94,621 of the Company’s debts and expenses.

On May 29, 2012, the Company issued 250,000 options that were immediately exercised into 250,000 shares of common stock.

On various dates through the quarter ending June 30, 2012, we issued another 30,000 shares of common stock in exchange for consulting services, which were valued at the quoted price of our stock.

Finally, we issued 2.7-million shares of stock in a transaction that shifted control of the Company, in exchange for the forgiveness of date. See Note 7.

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

A pro-rated portion of the unvested stock options for the service period from April 1 to June 30, 2012 have been valued at $$690.30 using the Black-Scholes option pricing model based upon the following assumptions: term of .45 years, risk free interest rate of 0.19%, a dividend yield of 0% and a volatility rate of 280%.

During the quarter ended June 30, 2012, we issued two consultants options to purchase stock. One grant was for 100,000 shares with an in-the-money option price of .05. The second grant was for 150,000 shares with an in-the-money option price of .001. The Black-Sholes-Merton value of these two grants, using BSM inputs for volatility of 318%, a risk-free rate of return near zero, no dividend expectation was $310,850. These two grants were immediately exercised by the two consultants, resulting in an issue of 250,000 new common shares.

During the quarter ended June 30, 2012, we issued a third consultant options to purchase stock. The grant was for 150,000 shares with an in-the-money exercise price of .001. The Black-Sholes-Merton value of these this grant, using BSM inputs for volatility of 318%, a risk-free rate of return near zero, no dividend expectation was $209,850. These options have not been exercised, and expire at the end of 2012.

NOTE 5 - DRAWDOWN EQUITY FINANCING AGREEMENT

During the three months ended June 30, 2012 no additional sales have been made in accordance with this agreement.

Monster Offers

(A Development Stage Company)

Notes to the Financial Statements

NOTE 6 - CONVERTIBLE NOTES PAYABLE

On April 25, 2011, a fourth convertible note payable in the amount of $40,000 was entered into with Asher Enterprises, the maturity date being January 27, 2012, with interest accruing at 8% per annum. The original issue discount note, as described in ASC 480-55, may not be prepaid in whole or in part. If the Note is not paid in full with interest on the maturity date, the note holder has the right to convert this Note into restricted common shares of the Company. The conversion price shall equal the "Variable Conversion Price" (subject to equitable adjustments for stock splits, stock dividends or rights offerings by the Borrower). The "Variable Conversion Price" shall mean 61% multiplied by the Market Price (representing a discount rate of 39%). "Market Price" means the average of the lowest three (3) Trading Prices for the Common Stock during the ten (10) Trading Day period ending one Trading Day prior to the date the Conversion Notice is sent by the Holder to the Borrower via facsimile. If the Note is not paid in full with interest on the maturity date, the note holder has the same right to convert this Note into restricted common shares of the Company with the same discount as the prior notes. On February 14, 2012, $10,000 of the principal balance was converted into 10,753 shares. On March 13, 2012, an additional $5,500 of the principal balance was converted into 10,186 shares. On April 17, 2012, $1,300 of the principal balance was converted into 11,217 shares. The remaining principal after this conversion was $23,200 and the discount had been fully amortized. See Note 7 for details on how all Asher convertible debt was disposed of during the three months ending June 30, 2012.

On May 16, 2011, the Company entered into an agreement with Tangiers Investors, LP, a Delaware limited partnership, an accredited investor, whereby Tangiers Investors loaned the Company the aggregate principal amount of $50,000, less $500 for costs of the loan transaction and $4,000 fee to be paid to a third party, together with any interest at the rate of seven percent (7%) per annum, until the maturity date of May 7, 2012. The original issue discount note, as described in ASC 480-55, may not be prepaid in whole or in part. If the Note is not paid in full with interest on the maturity date, the note holder has the right to convert this Note into restricted common shares of the Company. The conversion price shall equal the "Variable Conversion Price" (subject to equitable adjustments for stock splits, stock dividends or rights offerings by the Borrower). The "Variable Conversion Price" shall mean 75% multiplied by the Market Price (representing a discount rate of 25%). "Market Price" means the lowest trading price for the Common Stock during the seven (7) Trading Day period ending one Trading Day prior to the date the Conversion Notice is sent by the Holder to the Borrower via facsimile. During the three months ended June 30, 2012, $5,000 in principal was paid to Tangiers Investors, reducing the principle balance to $45,000 at June 30, 2012, and we amortized the remaining discount of $2,083, leaving no unamortized discount at June 30, 2012.

Monster Offers

(A Development Stage Company)

Notes to the Financial Statements

On June 1, 2011, a fifth convertible note payable in the amount of $32,500 was entered into with Asher Enterprises. The original issue discount note, as described in ASC 480-55, may not be prepaid in whole or in part. If the Note is not paid in full with interest on the maturity date, the note holder has the right to convert this Note into restricted common shares of the Company. The conversion price shall equal the "Variable Conversion Price" (subject to equitable adjustments for stock splits, stock dividends or rights offerings by the Borrower). The "Variable Conversion Price" shall mean 55% multiplied by the Market Price (representing a discount rate of 45%). "Market Price" means the average of the lowest three (3) Trading Prices for the Common Stock during the ten (10) Trading Day period ending one Trading Day prior to the date the Conversion Notice is sent by the Holder to the Borrower via facsimile. The original issue discount note is for $32,500 and the discount has been fully amortized as of March 31, 2012. For the three months ended March 31, 2012, $5,909 of discount had been amortized and expensed. See Note 7 for details on how all Asher convertible debt was disposed of during the three months ending June 30, 2012.

NOTE 7 - ASHER ENTERPRISES CONVERTIBLE NOTE RETIREMENT

During the three months ending June 30, 2012, a related party purchased our two Convertible Notes Payable to Asher Enterprises (face values of $23,200 and $32,500) after Asher demanded payment of this principle and a 50% penalty. This related party then agreed to convert the former Asher Enterprises Convertible Notes into to 2,700,000 shares of common stock. Due to SEC restrictions on the sale of these shares, the Company believes this transaction benefitted shareholders by stopping Asher Enterprise from repeatedly converting debt to stock and selling it. We have recorded this complex transaction as a stock issuance expense related to the retirement of convertible notes payable at the fair value of the stock issued ($2.7-million), reduced by the carrying value of the Asher Enterprises notes and related interest accruals which were retired - ie as the conversion of a non-substantive convertible note into stock.

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

As of June 30, 2012, the Company has received $50,000 in convertible notes payable from contacts gained from this agreement and has paid 8 percent of those monies received, in accordance with this agreement, to the consultant for a total of $4,000.

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

Monster Offers

(A Development Stage Company)

Notes to the Financial Statements

NOTE 11 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date of this report, with no subsequent events to be reported.

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

Results of Operations for the quarters ended June 30, 2012 and 2011

Revenues

During the three month period ended June 30, 2012, the Company generated $23,168 in revenues as compared to $34,989 for the same period last year. During the six month period ended June 30, 2012, the Company generated $69,668 in revenues as compared to $45,612 for the same period last year. Management does not expect to receive any significant related party revenues through the end of its fiscal year. There can be no assurances that the Company can be profitable or that the Company will not incur operating losses in the future.

For the three months ending June 30, 2012, the Company experienced general and administrative expenses of $217,109 as compared to general and administrative expenses of $24,637 for the same period last year. For the three months ending June 30, 2012, the Company expensed advertising fees of $0 as compared to $2,614 in advertising fees for the same period last year. For the three months ending June 30, 2012, the Company expensed consulting compensation of $344,590 as compared to $112,405 in consulting compensation for the same period last year. For the three months ending June 30, 2012, the Company expensed audit fees of $0 as compared to $3,500 in audit fees for the same period last year. For the three months ending June 30, 2012, the Company expensed officer compensation of $9,106 as compared to $34,200 in officer compensation for the same period last year. Total operating expenses for the quarter ending June 30, 2012 were $575,243 versus $201,197 for the same period last year.

For the six months ending June 30, 2012, the Company experienced general and administrative expenses of $224,501 as compared to general and administrative expenses of $59,268 for the same period last year. For the six months ending June 30, 2012, the Company expensed consulting compensation of $353,773 as compared to $209,722 in consulting compensation for the same period last year. For the six months ending June 30, 2012, the Company expensed audit fees of $4,500 as compared to $17,330 in audit fees for the same period last year. For the six months ending June 30, 2012, the Company expensed officer compensation of $19,656 as compared to $69,700 in officer compensation for the same period last year. Total operating expenses for the six months ending June 30, 2012 were $611,700 versus $393,580 for the same period last year. Operating expenses decrease due to reductions in general and administrative fees and reduced outside consulting fees.

For the three months ended June 30, 2012, the Company had $(3,129,934) in net losses or $(13.71) per share as compared to a net loss of $(214,731) or $(0.00) for the same period last year. For the six months ended June 30, 2012, the Company had $(3,139,338) in net losses or $(13.75) per share as compared to a net loss of $(425,049) or $(0.01) for the same period last year.

Since the Company's inception, on February 23, 2007, the Company had a net loss of $(4,671,817).

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

Based on current cash on hand of $1,513 as of June 30, 2012, current assets of $23,043 and $113,398 in current liabilities, management is concerned that Monster Offers may not have sufficient funds to meet its financial obligations for the next twelve months. Management believes it has sufficient cash reserves to keep the Company operational through the fourth quarter. Management will need to obtain outside funding to keep the Company operational beyond the third quarter. There are no assurances that management will be able to secure outside funding. Management anticipates that the Company will need to spend a minimum of $15,000 over the next twelve months to pay for audit and legal fees to keep the company fully reporting. Failure to secure additional funding can result in the company being fully reporting, but not operational. The Company will require additional funds to build its business infrastructure. In the event the Company requires additional funds, the Company will have to seek loans or equity placements to cover such cash needs. There are no assurances additional capital will be available to the Company on acceptable terms.

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

Going Concern

Going Concern - The Company has recognized an accumulated deficit since inception (February 23, 2007) through June 30, 2012 of $(4,671,817). Although the Company has recognized total revenues of $693,168 with gross profits of $443,340, since inception (February 23, 2007) through June 30, 2012, the Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. The financial statements have been prepared assuming the Company will continue to operate as a going concern which contemplates the realization of assets and the settlement of liabilities in the normal course of business. No adjustment has been made to the recorded amount of assets or the recorded amount or classification of liabilities which would be required if the Company were unable to continue its operations. (See Financial Footnote 2)

Summary of any product research and development that we will perform for the term of our plan of operation.

We do not anticipate performing any additional significant product research and development under our current plan of operation.

Expected purchase or sale of plant and significant equipment

We do not anticipate the purchase or sale of any plant or significant equipment; as such items are not required by us at this time.

Significant changes in the number of employees

As of June 30, 2012, we did not have any employees. We are dependent upon our officers and directors for our future business development. As our operations expand we anticipate the need to hire additional employees, consultants and professionals; however, the exact number is not quantifiable at this time.

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

As of June 30, 2012, our current assets were $23,043 and our current liabilities were $113,398. As of June 30, 2012, our total assets were $121,793 compared to total assets of $141,933 as of December 31, 2011. Total assets as of June 30, 2012 consisted of $1,513 in cash, $2,423 in accounts receivable, prepaid expense of $19,107, and $100,000 in Iconosys as an investment. As of June 30, 2012, our liabilities consisted of $58,778 in accounts payable, $5,120 in accrued interest, $4,500 in notes payable and $45,000 in convertible notes payable.

Stockholders' deficit decreased from $(135,300) as of December 31, 2011 to $8,395 as of June 30, 2012.

We have not generated positive cash flows from operating activities. For the six months ended June 30, 2012, net cash flow used in operating activities was $(3,158,507) compared to net cash flow used in operating activities of $(157,507) for the six months ended June 30, 2011. The difference came from a net loss of $(3,139,338) as of June 30, 2012 as compared to a net loss of $(425,049) as of June 30, 2011.

During the six month periods ended June 30, 2012 and June 30, 2011, net cash flow provided from financing activities was $3,156,203 and $152,500, respectively.

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

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2012. In making its assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on its assessment, management has concluded that we had certain control deficiencies described below that constituted material weaknesses in our internal controls over financial reporting. As a result, our internal control over financial reporting was not effective as of June 30, 2012.

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

We do not believe the material weaknesses described above caused any meaningful or significant misreporting of our financial condition and results of operations for the quarter ended June 30, 2012. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

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

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

On April 17, 2012, the Company issued 11,217 shares of common stock to Asher Enterprises for the conversion of $1,300 in principal of outstanding convertible notes payable. See Note 6 for further details of these conversions.

On April 26, 2012, the Company issued a total of 2,400,000 shares of common stock to two investors in exchange for paying $94,621 of the Company’s debts and expenses.

On May 29, 2012, the Company issued 250,000 options that were immediately exercised into 250,000 shares of common stock.

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

Date: August 23, 2012

Monster Offers
By: /s/ Paul Gain
Paul Gain Director and CEO (principal executive,

Monster Offers
By: /s/ Wayne Irving
Wayne Irving Director and (principal executive, financial and accounting officer)