Form 10-Q/A
period 2012-06-30
Monster Offers
filed 2012-11-08
CIK 1423746

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Amendment No. 2 to

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

As of November 6, 2012, the registrant’s outstanding common stock consisted of 3,233,558 shares, $0.001 par value. Authorized – 75,000,000 shares.

Table of Contents

Monster Offers

Index to Form 10-Q/A

For the Quarterly Period Ended June 30, 2012

Monster Offers

(A Development Stage Company)

Balance Sheets

(Unaudited)

	June 30,	December 31,
	2012	2011
ASSETS

Current assets
Cash	$260	$3,817
Accounts receivable	5,673	9,423
Prepaid expense	257,419	26,272
Total current assets	263,352	39,512

Other assets
Unamortized financing fees	-	2,421
Investment in Iconosys	100,000	100,000
Total other assets	100,000	102,421

TOTAL ASSETS	$363,352	$141,933

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable	$45,978	$58,229
Accrued interest	5,041	9,341
Bank overdraft	497	-
Unearned revenue	-	33,333
Notes payable	13,250	-
Convertible notes payable, net of unamortized discount of $0 and $15,001, respectively	61,667	176,330
Total current liabilities	126,433	277,233

Total liabilities	126,433	277,233

Stockholders' equity (deficit)
Common stock - $0.001 par value,
75,000,000 shares authorized, 3,133,556
and 220,568 shares issued and outstanding
as of 6/30/2012 and 12/31/2011, respectively	3,134	221
Additional paid-in capital	4,152,219	910,385
Common stock payable	455,750	486,575
Accumulated deficit during development stage	(4,374,184)	(1,532,481)
Total stockholders' equity (deficit)	236,919	(135,300)

TOTAL LIABILITESLIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$363,352	$141,933

The accompanying notes are an integral part of these financial statements.

Monster Offers

(A Development Stage Company)

Statements of Operations

(Unaudited)

					Inception
	For the three months ended		For the six months ended		(February 23, 2007)
	June 30,		June 30,		June 30,
	2012	2011	2012	2011	2012

REVENUES
Commission revenue	$14,000	$17,750	$30,500	$25,750	$187,885
Commission revenue - related party	-	572	-	2,572	326,247
License revenue	8,333	16,667	33,333	16,667	100,000
Services	3,585	-	8,585	-	8,585
Services - related party	-	-	-	623	73,201
Total revenues	25,918	34,989	72,418	45,612	695,918
					-
Cost of goods					-
Commission paid - related party	-	-	-	-	249,828
Total cost of goods	-	-	-	-	249,828
					-
Gross profit	25,918	34,989	72,418	45,612	446,090
					-
EXPENSES					-
Advertising	-	2,614	-	4,149	35,901
Bad debt expense	-	-	1,250	-	1,250
Amortization	-	13,315	-	13,315	24,565
Audit fees	10,950	3,500	15,450	17,330	62,924
Expenses of spinoff	-	-	-	200	5,810
General and administrative	154,882	24,637	162,272	59,268	444,084
Professional fees	855	7,638	855	19,008	25,578
Officer compensation	9,106	34,200	19,656	69,700	223,856
Strategic alliance costs	3,582	2,888	7,165	2,888	17,218
Impairment loss	-	-	-	-	425,435
Consulting services	104,687	112,405	113,870	209,722	849,048
Total operating expenses	284,062	201,197	320,518	395,580	2,115,669
					-
Other Income (expenses)					-
Interest expense	(57,209)	(5,819)	(62,590)	(9,361)	(81,881)
Financing fees	(2,084)	(43,291)	(16,148)	(66,307)	(148,315)
Gain/(Loss) on Debt forgiveness	(2,514,865)	587	(2,514,865)	587	(2,508,409)
Refund of expense	-	-	-	-	34,000
Total other expenses	(2,574,158)	(48,523)	(2,593,603)	(75,081)	(2,704,605)
					-
Net loss	$(2,832,302)	$(214,731)	$(2,841,703)	$(425,049)	$(4,374,184)

Net loss per share - basic	$(1.28)	$(0.00)	$(2.34)	$(0.01)

Weighted average number of common
shares outstanding - basic	2,210,006	61,528,233	1,213,805	61,137,090

The accompanying notes are an integral part of these financial statements.

Monster Offers

(A Development Stage Company)

Statements of Cash Flows

(Unaudited)

				Inception
	For the six months ended			(February 23, 2007)
	June 30,			June 30,
	2012	2011		2012

OPERATING ACTIVITIES
Net loss	$(2,841,703)	$(425,049)		$(4,374,184)
Adjustments to reconcile net income (loss)				-
to net cash used by operating activities:				-
Impairment loss	-	-		425,435
Non-cash compensation	(231,147)	-		(222,747)
License revenue - non cash	-	(16,667)		(66,667)
(Gain) loss on settlement of debt	2,514,865	(587)		2,514,019
Financing fees	15,000	66,307		144,839
Bad Debt	1,250	-		1,250
Common shares issued for services	481,381	168,226		1,114,868
Strategic alliance costs	-	2,888		10,053
Unearned revenue	(33,333)	-		(33,333)
Amortization	2,421	13,315		26,986
Changes in operating assets and liabilities:
Decrease in prepaid stock compensation	-	25,667		-
Increase in prepaid	-	(5,000)		-
Decrease (increase) in accounts receivable	2,500	(4,044)		(571)
(Increase) decrease in unamortized financing fees	-	(5,204)		(9,340)
Increase (decrease) in accounts payable	8,872	13,279		63,749
Increase in accrued interest	62,590	9,362		82,126
Net cash used by operating activities	(17,304)	(157,507)		(323,517)

FINANCING ACTIVITIES
Bank overdraft	497	-		497
Advances from related party	13,250	-		13,250
Proceeds from convertible notes payable	-	152,500		240,500
Proceeds from issuance of common stock	5,000	-		73,545
Payment on convertible notes	(5,000)	-		(5,000)
Contributed capital	-	-		985
Net cash provided by financing activities	13,747	152,500		323,777
				-
NET CHANGE IN CASH	(3,557)	(5,007)		260
				-
CASH AND CASH EQUIVALENTS -				-
BEGINNING OF PERIOD	3,817	36,531		-
				-
CASH AND CASH EQUIVALENTS -				-
END OF PERIOD	$260	$31,524		$260

SUPPLEMENTAL DISCLOSURES:
Interest paid	$-	$-	$
Income taxes paid	$-	$-	$
Non-cash investing and financing activities:
Stock issued for purchase of license	$-	$450,000		$450,000
Stock issued for conversion of notes payable	$32,541	$151,157		$260,499
Shares issued to settle notes payable	$185,135	$-		$185,135
Investment in Iconosys	$-	$100,000		$100,000
Stock issued to settle stock payable to Iconosys	$35,825	$-		$35,825
Increase in prepaid stock compensation	$257,419	$156,000		$257,419

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

NOTE 2 - GOING CONCERN

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. Since inception (February 23, 2007) through June 30, 2012, the Company recognized an accumulated deficit during development stage of $4,374,184. The Company's ability to continue as a going concern is contingent upon its ability to achieve and maintain profitable operations, and the Company’s ability to raise additional capital as required.

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

Cash and Cash Equivalents

The Company considers all short-term investments with a maturity of three months or less at the date of purchase to be cash equivalents. As of June 30, 2012 and December 31, 2011, there were no cash equivalents.

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

Monster Offers

(A Development Stage Company)

Notes to the Financial Statements

Accounts Receivable

Accounts receivable are stated at the amount management expects to collect from balances outstanding at year end. Management provides for probable uncollectible amounts through a charge to earnings and a credit to an allowance based on its assessment of the current status of individual accounts. Balances that are still outstanding after management has used reasonable collection efforts are written off through a charge to the valuation allowance. As of June 30, 2012 and December 31, 2011, we have $5,673 and $9,423, respectively.

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

Intangible assets

The Company follows Financial Accounting Standard Board’s (FASB) Codification Topic 350-10 (“ASC 350-10”), “Intangibles – Goodwill and Other” to determine the method of amortization of its intangible assets. The Company’s intangible assets are capitalized at historical cost and are amortized over their useful lives. The Company amortizes its license of SSL5 intellectual property using the straight-line method over an estimated useful life of 10 years (see Note 11).

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

On April 17, 2012, the Company issued 11,217 shares of common stock to Asher Enterprises for the conversion of $1,300 in principal of outstanding convertible notes payable and $831 in accreted discount. See Note 6 for further details of these conversions.

During the second quarter, Asher Enterprises took actions that were not beneficial to the Company or its Shareholders. On April 26, 2012, the Company issued a total of 2,700,000 shares of common stock to two related-party investors in exchange for them paying off $73,500 in our convertible notes to Asher Enterprises and forgiving $21,121 in other advances the shareholders had made to the Company, a total liability of $94,621. Though these shares are unregistered and restricted, the SEC requires that they be valued as though they were not. Accordingly, these shares were valued at the fair value of $1 per share and we recognized a non-cash loss on settlement of debt associated with this stock issuance of $2,700,000 million. See note 7.

During the second quarter, the Company issued a total of 180,000 shares related to services rendered.

Stock Options

On March 14, 2011, as part of the Strategic Alliance and Licensing agreement mentioned above, the Company entered into a consulting agreement with SSL5, providing stock options and a seat on the Monster Offers board of directors to develop ongoing product strategy and development services. In accordance with the terms of the agreement, the consulting company is entitled to purchase a total of 6,667 unregistered restricted shares of the Company over the term of the agreement of two years. Upon the completion of each six month period, a total of 1,667 shares will become vested and available for purchase by the Consultant. The price of these shares will be at $0.30 per share. In the event that the Company is sold or merged with another company, all remaining unvested shares will become fully vested immediately prior to any such transaction.

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

A pro-rated portion of the unvested stock options for the service period from April 1, 2012 to June 30, 2012 have been valued at $800 using the Black-Scholes option pricing model based upon the following assumptions: term of .45 years, risk free interest rate of 0.19%, a dividend yield of 0% and a volatility rate of 429%.

During the quarter ending June 30, 2012, we also issued the following shares to consultants, in exchange for their services:

Shares                  Value/Share      Value attributed to Consulting Services

5,000                     $1.95                     $9,750

25,000                   $1.00                     $25,000

All shares are valued at the quoted value of our stock on the day of issue, based on our determination that the fair value of our stock is more reliably measurable than the value of the services we received.

In addition, we issued 11,217 shares in accordance with an existing conversion feature in certain notes payable.

Finally, we issued 150,000 shares to a consultant in the form of options that were immediately exercised (cashless), recording a $135,090 charge to expense.

At June 30, 2012, we had 3,133,556 common shares outstanding.

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

On April 17, 2012, the Company issued 11,217 shares of common stock to Asher Enterprises for the conversion of $1,300 in principal of outstanding convertible notes payable and $831 in accreted discount. See Note 6 for further details of these conversions.

During the second quarter, Asher Enterprises took actions that were not beneficial to the Company or its Shareholders. On April 26, 2012, the Company issued a total of 2,700,000 shares of common stock to two related-party investors in exchange for them paying off $73,500 in our convertible notes to Asher Enterprises and forgiving $21,121 in other advances the shareholders had made to the Company, a total liability of $94,621. Though these shares are unregistered and restricted, the SEC requires that they be valued as though they were not. Accordingly, these shares were valued at $1 per share and we recognized a non-cash loss on settlement of debt associated with this stock issuance of $2,700,000.

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

As of June 30, 2012, the Company has received $50,000 in convertible notes payable from contacts gained from this agreement and has paid 8% percent of those monies received, in accordance with this agreement, to the consultant for a total of $4,000.

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

Monster Offers

(A Development Stage Company)

Notes to the Financial Statements

NOTE 11 – STRATEGIC ALLIANCE & LICENSING AGREEMENTS

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

Monster Offers and SSL5 plan to establish a new company as a 100% owned subsidiary of Monster Offers, in the State of Nevada, and to contribute the license of the Existing SSL5 Intellectual Property into the new subsidiary for its use and future development of new and derivative intellectual property. Any new and derivative intellectual property developed in conjunction with this Strategic Alliance and Licensing Agreement shall be owned exclusively by the new subsidiary. As of June 30, 2012, the subsidiary entity had not yet been established.

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

Monster Offers

(A Development Stage Company)

Notes to the Financial Statements

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

The Company recognized a value in the intellectual property exchange with Iconosys. The fair value of the shares $100,000 was recognized as unearned license revenue and is being recognized over one year, the term of the license agreement. As of June 30, 2012, the Company had recognized $100,000 in license revenue.

In accordance with the terms of the agreement, Iconosys will provide services to Monster Offers relating to its Deal Buzzer mobile application and to integrate the Monster Offers existing intellectual property into mobile applications it currently designs and produces. As consideration for the services performed by Iconosys, Monster Offers issued 834 shares of unregistered, restricted common stock, an initial cash payment of $500, and future payments as part of a revenue share participation portion of the agreement. The 834 shares issued to Iconosys were valued at the market value $43 per share for a total of $35,825 in prepaid expenses that will be recognized over the term of the agreement. For the three months ended March 31, 2012, the Company recognized $3,583 in strategic alliance expenses. On February 23, 2012, the Company issued the 834 shares from stock payable for a total of $35,825.

The term of the strategic alliance and this agreement commenced on May 6, 2011 and will end on November 5, 2013, unless terminated earlier in accordance with the agreement.

NOTE 12 – SUBSEQUENT EVENTS

On September 7, 2012, the Company issued 100,000 shares to a consultant in the form of options that were immediately exercised (cashless). These shares were previously registered in an S-8 Registration Statement filed on May 30, 2012.

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

Monster Offers has also recently entered the mobile money payment market via a strategic alliance and exclusive license to technology developed by SSL5. Monster Offers plans to add significant ease-of-use functionality for the consumer to its website and to expand its affiliate partner network further leveraging this new technology in 2012.

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

Results of Operations for the quarters ended June 30, 2012 and 2011

Revenues

During the three month period ended June 30, 2012, the Company generated $25,918 in revenues as compared to $34,989 for the same period last year. During the six month period ended June 30, 2012, the Company generated $72,418 in revenues as compared to $45,612 for the same period last year. Management does not expect to receive any significant related party revenues through the end of its fiscal year. There can be no assurances that the Company can be profitable or that the Company will not incur operating losses in the future.

Our overall revenues were up over the previous year due to increased customer acct activities. However, the decrease in the second quarter was due to the added customer contracts only being short-term contracts. Another way of saying this is:

Short-term customer contracts accounted for an overall increase in revenue to date.

For the three months ending June 30, 2012, the Company experienced general and administrative expenses of $154,882 as compared to general and administrative expenses of $24,637 for the same period last year. For the three months ending June 30, 2012, the Company expensed advertising fees of $0 as compared to $2,614 in advertising fees for the same period last year. For the three months ending June 30, 2012, the Company expensed consulting compensation of $104,687 as compared to $112,405 in consulting compensation for the same period last year. For the three months ending June 30, 2012, the Company expensed audit fees of $10,950 as compared to $3,500 in audit fees for the same period last year. For the three months ending June 30, 2012, the Company expensed officer compensation of $9,106 as compared to $34,200 in officer compensation for the same period last year. Total operating expenses for the quarter ending June 30, 2012 were $284,062 versus $201,197 for the same period last year.

For the six months ending June 30, 2012, the Company experienced general and administrative expenses of $162,272 as compared to general and administrative expenses of $59,268 for the same period last year. For the six months ending June 30, 2012, the Company expensed consulting compensation of $113,870 as compared to $209,722 in consulting compensation for the same period last year. For the six months ending June 30, 2012, the Company expensed audit fees of $15,450 as compared to $17,330 in audit fees for the same period last year. For the six months ending June 30, 2012, the Company expensed officer compensation of $19,656 as compared to $69,700 in officer compensation for the same period last year. Total operating expenses for the six months ending June 30, 2012 were $320,518 versus $395,580 for the same period last year. Operating expenses decrease due to reductions in general and administrative fees and reduced outside consulting fees.

For the three months ended June 30, 2012, the Company had $(2,832,302) in net losses or $(1.28) per share as compared to a net loss of $(214,731) or $(0.00) for the same period last year. For the six months ended June 30, 2012, the Company had $(2,841,703) in net losses or $(2.34) per share as compared to a net loss of $(425,049) or $(0.01) for the same period last year.

Since the Company's inception, on February 23, 2007, the Company had a net loss of $(4,374,184).

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

Based on current cash on hand of $260 as of June 30, 2012, current assets of $263,352 and $126,433 in current liabilities, management is concerned that Monster Offers may not have sufficient funds to meet its financial obligations for the next twelve months. Management believes it has sufficient cash reserves to keep the Company operational through the fourth quarter. Management will need to obtain outside funding to keep the Company operational beyond the third quarter. There are no assurances that management will be able to secure outside funding. Management anticipates that the Company will need to spend a minimum of $15,000 over the next twelve months to pay for audit and legal fees to keep the company fully reporting. Failure to secure additional funding can result in the company being fully reporting, but not operational. The Company will require additional funds to build its business infrastructure. In the event the Company requires additional funds, the Company will have to seek loans or equity placements to cover such cash needs. There are no assurances additional capital will be available to the Company on acceptable terms.

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

Going Concern

Going Concern - The Company has recognized an accumulated deficit since inception (February 23, 2007) through June 30, 2012 of $4,374,184. Although the Company has recognized total revenues of $695,918 with gross profits of $446,090, since inception (February 23, 2007) through June 30, 2012, the Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. The financial statements have been prepared assuming the Company will continue to operate as a going concern which contemplates the realization of assets and the settlement of liabilities in the normal course of business. No adjustment has been made to the recorded amount of assets or the recorded amount or classification of liabilities which would be required if the Company were unable to continue its operations. (See Financial Footnote 2)

Summary of any product research and development that we will perform for the term of our plan of operation.

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

As of June 30, 2012, our current assets were $263,352 and our current liabilities were $126,433. As of June 30, 2012, our total assets were $363,352 compared to total assets of $141,933 as of December 31, 2011. Total assets as of June 30, 2012 consisted of $260 in cash, $5,673 in accounts receivable, prepaid expense of $257,419, and $100,000 in Iconosys as an investment. As of June 30, 2012, our liabilities consisted of $45,978 in accounts payable, $5,041 in accrued interest, $13,250 in notes payable, $497 in bank overdrafts and $61,667 in convertible notes payable.

Stockholders' equity (deficit) decreased from $(135,300) as of December 31, 2011 to $236,919 as of June 30, 2012.

We have not generated positive cash flows from operating activities. For the six months ended June 30, 2012, net cash flow used in operating activities was $(17,304) compared to net cash flow used in operating activities of $(157,507) for the six months ended June 30, 2011. The difference came from a net loss of $(2,841,703) as of June 30, 2012 as compared to a net loss of $(425,049) as of June 30, 2011.

During the six month periods ended June 30, 2012 and June 30, 2011, net cash flow provided from financing activities was $13,747 and $152,500, respectively.

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

On April 17, 2012, the Company issued 11,217 shares of common stock to Asher Enterprises for the conversion of $1,300 in principal of outstanding convertible notes payable and $831 in accreted discount.

During the second quarter, Asher Enterprises took actions that were not beneficial to the Company or its Shareholders. On April 26, 2012, the Company issued a total of 2,700,000 shares of common stock to two related-party investors in exchange for them paying off $73,500 in our convertible notes to Asher Enterprises and forgiving $21,121 in other advances the shareholders had made to the Company, a total liability of $94,621. Though these shares are unregistered and restricted, the SEC requires that they be valued as though they were not. Accordingly, these shares were valued at $1 per share and we recognized a non-cash loss on settlement of debt associated with this stock issuance of $2.6million. See note 7.

On September 7, 2012, the Company issued 100,000 shares to a consultant in the form of options that were immediately exercised (cashless). These shares were previously registered in an S-8 Registration Statement filed on May 30, 2012.

During the quarter ending June 30, 2012, we also issued the following shares to consultants, in exchange for their services:

Shares                  Value/Share      Value attributed to Consulting Services

5,000                     $1.95                     $9,750

25,000                   $1.00                     $25,000

All shares are valued at the quoted value of our stock on the day of issue, based on our determination that the fair value of our stock is more reliably measurable than the value of the services we received.

In addition, we issued 11,217 shares in accordance with an existing conversion feature in certain notes payable.

Item 3 - Defaults Upon Senior Securities

None.

Item 4 - Submission of Matters to a Vote of Security Holders

None.

Item 5 - Other Information

None.

Item 6 - Exhibits

Exhibit Number	Ref	Description of Document
10.16		Addendum to Administrative Consulting Agreement

31.1		Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101	*	The following materials from this Quarterly Report on Form 10-Q/A for the quarter ended August 31, 2012, formatted in XBRL (eXtensible Business Reporting Language).:

(1) Interim Condensed Balance Sheets at August 31, 2012 (unaudited), and May 31, 2012 (audited).

(2) Unaudited Interim Condensed Statements of Operations for the three-month period ended August 31, 2012, August 31, 2011, and the period from inception to August 31, 2012.

(3) Unaudited Interim Condensed Statements of Cash Flows for the three-month period ended August 31, 2012, August 31, 2011, and the period from inception to August 31, 2012.

(4) Notes to the Unaudited Condensed Interim financial statements.

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

Date: November 6, 2012

Monster Offers
By: /s/ Paul Gain
Paul Gain Director and CEO (principal executive,

Monster Offers
By: /s/ Wayne Irving
Wayne Irving Director and (principal executive, financial and accounting officer)