Form 10-Q/A
period 2012-06-30
Monster Offers
filed 2012-11-08
CIK 1423746

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Amendment No. 3 to

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

Explanatory Note

This Amendment No. 3 on Form 10-Q/A amends the Monster Offers (“the Company” or “Registrant”) Quarterly Report on Amendment No. 2 to Form 10-Q/A for the quarter ended June 30, 2012, filed with the U. S. Securities and Exchange Commission (“Commission”) on November 8, 2012 (the “Amended Filing”). We are filing this Amendment for the sole purpose to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the condensed financial statements and related notes from the Form 10-Q/A formatted in XBRL (eXtensible Business Reporting Language). When the Amended Filing was made, along with subsequent amendments, we erroneously neglected to include this data in the EDGAR filing.

There have been no changes from the Amended Filing other than as herein. This Amendment No. 3 does not modify or update in any way the other disclosures made in the Amended Filing.

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

Date: November 8, 2012

Monster Offers
By: /s/ Paul Gain
Paul Gain Director and CEO (principal executive,

Monster Offers
By: /s/ Wayne Irving
Wayne Irving Director and (principal executive, financial and accounting officer)