Form 10-Q
period 2012-09-30
Monster Offers
filed 2012-12-20
CIK 1423746

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2012

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________to

Commission File Number: 0-53266

MONSTER OFFERS

(Exact name of registrant as specified in its charter)

Nevada	27-1548306
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification No.)

27665 Forbes Road, Laguna Niguel CA	92677
(Address of principal executive offices)	(Zip Code)

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

As of December 19, 2012, the registrant’s outstanding common stock consisted of 31,324,066 shares, $0.001 par value. Authorized – 75,000,000 shares.

Table of Contents

Monster Offers

Index to Form 10-Q

For the Quarterly Period Ended September 30, 2012

Monster Offers

(A Development Stage Company)

Balance Sheets

(Unaudited)

	September 30,	December 31,
	2012	2011

ASSETS

Current assets
Cash	$ 189	$ 3,817
Accounts receivable	2,423	9,423
Prepaid expenses	89,477	26,272
Total current assets	92,089	39,512

Other assets
Unamortized financing fees	-	2,421
Investment in Iconosys	100,000	100,000
Total other assets	100,000	102,421

TOTAL ASSETS	$ 192,089	$ 141,933

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable	$ 48,979	$ 58,229
Accrued interest	6,085	9,341

Unearned revenue	-	33,333
Due to related party	6,700	-
Notes payable	13,250	-
Convertible notes payable, net of unamortized discount
of $ 0 and $37,131, respectively	60,667	176,330
Total current liabilities	135,681	277,233

Total liabilities	135,681	277,233

Stockholders' equity (deficit)
Common stock - $0.001 par value,
75,000,000 shares authorized, 3,384,361
and 220,568 shares issued and outstanding
as of 9/30/2012 and 12/31/2011, respectively	3,384	221
Additional paid in capital	4,157,590	910,385
Common stock payable	450,750	486,575
Accumulated deficit during development stage	(4,555,316)	(1,532,481)
Total stockholders' equity (deficit)	56,408	(135,300)

TOTAL LIABILITES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ 192,089	$ 141,933

The accompanying notes are an integral part of these financial statements.

Monster Offers

(A Development Stage Company)

Statements of Operations

(Unaudited)

					Inception
	For the three months ended		For the nine months ended		(February 23, 2007) to
	September 30,		September 30,		September 30,
	2012	2011	2012	2011	2012

REVENUES
Commission revenue	$ 5,750	$ 79,373	$ 36,250	$ 105,123	$ 193,635
Commission revenue - related party	-	-	-	2,572	326,247
License revenue	-	25,000	33,333	41,667	100,000
Services	-	-	8,585	-	8,585
Services - related party	-	(233)	-	390	73,201
Total revenues	5,750	104,140	78,168	149,752	701,668

Cost of goods
Commission paid - related party	-	-	-	-	249,828
Total cost of goods	-	-	-	-	249,828

Gross profit	5,750	104,140	78,168	149,752	451,840

EXPENSES
Advertising	-	4,930	-	9,079	35,901
Bad debt expense	-	-	1,250	-	1,250
Amortization	-	11,250	-	24,565	24,565
Audit fees	6,700	4,275	22,150	21,605	69,624
Expenses of spinoff	-	-	-	200	5,810
General and administrative	26,686	46,240	188,958	105,508	470,770
Professional fees	-	(100)	855	18,908	25,578
Officer compensation	1,150	33,400	20,806	103,100	225,006
Strategic alliance costs	3,583	3,582	10,748	6,470	20,801
Impairment loss	-	-	-	-	425,435
Consulting services	147,718	70,522	261,588	280,244	996,766
Total operating expenses	185,837	174,100	506,355	569,679	2,301,506

Other expenses
Interest expense	(1,045)	(6,258)	(63,635)	(15,619)	(82,926)
Financing fees	-	(30,348)	(16,148)	(96,655)	(148,315)
Gain/(loss) on debt settlement	-	-	(2,514,865)	587	(2,508,409)
Refund of expense	-	-	-	-	34,000
Total other expenses	(1,045)	(36,606)	(2,594,648)	(111,687)	(2,705,409)

Net loss	$ (181,132)	$ (106,565)	$ (3,022,835)	$ (531,614)	$ (4,555,316)

Net loss per share - basic	$ (0.06)	$(0.50)	$(1.61)	$(2.57)

Weighted average number of common
shares outstanding – basic	3,196,056	211,956	1,881,816	206,533

The accompanying notes are an integral part of these financial statements.

Monster Offers

(A Development Stage Company)

Statements of Cash Flows

(Unaudited)

			Inception
	For the nine months ended		(February 23, 2007) to
	September 30,		September 30,
	2012	2011	2012

OPERATING ACTIVITIES
Net loss	$ (3,022,835)	$ (531,614)	$ (4,555,316)
Adjustments to reconcile net iloss
to net cash used by operating activities:
Impairment loss	-	-	425,435
License revenue - non cash	-	(41,667)	(66,667)
(Gain) loss on settlement of debt	2,514,865	(587)	2,514,019
Financing fees	15,000	95,811	144,839
Bad debt	1,250	-	1,250
Common shares issued for services	418,797	169,280	1,060,684
Strategic alliance costs	-	6,470	10,053
Amortization of financing fees	2,421	24,565	26,986
Changes in operating assets and liabilities:

Increase in prepaid stock compensation	-	51,667	-
Decrease (increase) in accounts receivable	5,750	(31,874)	(2,679)
(Increase) in unamortized financing fees	-	(1,010)	(9,340)
Increase (decrease) in accounts payable	18,573	52,397	73,450
Unearned revenue	(33,333)	-	(33,333)
Increase in accrued interest	63,634	13,619	83,170

Net cash used by operating activities	(15,878)	(192,943)	(322,091)

FINANCING ACTIVITIES
Proceeds from exercise of options	5,000	-	5,000
Advances from related party	13,250	-	13,250
Proceeds from convertible notes payable	-	152,500	240,500

Proceeds from issuance of common
Stock		11,045	68,545
Payments on convertible notes	(6,000)	-	(6,000)
Contributed capital	-	-	985

Net cash provided by financing activities	12,250	163,545	322,280

NET CHANGE IN CASH	(3,628)	(29,398)	189

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	3,817	36,531	-

CASH AND CASH EQUIVALENTS -
END OF PERIOD	$ 189	$ 7,133	$ 189

SUPPLEMENTAL DISCLOSURES:
Interest paid	$ -	$ -	$ -
Income taxes paid	$ -	$ -	$ -
Non-cash investing and financing activities:
Stock issued for purchase of license	$ -	$ 450,000	$ 450,000
Stock issued for conversion of notes payable	$ 32,541	$ 151,157	$ 235,089
Shares issued to settle notes payable	$ 185,135	$ -	$ 185,135
Investment in Iconosys	$ -	$ 100,000	$ 100,000
Stock issued to settle stock payable to Iconosys	$ 35,825	$ -	$ 35,825
Increase in prepaid stock compensation	$ 470,500	$ 156,000	$ 470,500

The accompanying notes are an integral part of these financial statements.

Monster Offers

(A Development Stage Company)

Notes to the Financial Statements

NOTE 1 - FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States for interim financial information and regulation S-X as promulgated by the U.S. Securities and Exchange Commission ("SEC"). In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2012 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2011 audited financial statements. The results of operations for the three and nine months ended September 30, 2012 are not necessarily indicative of the operating results for the full year.

NOTE 2 - GOING CONCERN

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. Since inception (February 23, 2007) through September 30, 2012, the Company recognized an accumulated deficit during development stage of approximately ($4,555,316). The Company's ability to continue as a going concern is contingent upon its ability to achieve and maintain profitable operations, and the Company’s ability to raise additional capital as required.

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

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES

Year-end

The Company’s fiscal year-end is December 31.

Monster Offers

(A Development Stage Company)

Notes to the Financial Statements

Cash and Cash Equivalents

The Company considers all short-term investments with a maturity of three months or less at the date of purchase to be cash equivalents. As of September 30, 2012 and December 31, 2011, there are no cash equivalents.

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

Accounts receivable

Accounts receivable are stated at the amount management expects to collect from balances outstanding at year end. Management provides for probable uncollectible amounts through a charge to earnings and a credit to an allowance based on its assessment of the current status of individual accounts. Balances that are still outstanding after management has used reasonable collection efforts are written off through a charge to the valuation allowance. As of September 30, 2012 and December 31, 2011, the accounts receivable balance is $2,423 and $9,423, respectively.

Monster Offers

(A Development Stage Company)

Notes to the Financial Statements

Fair Value of Financial Instruments

The carrying amounts of the financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities, approximate fair value due to the short maturities of these financial instruments. The notes payable are also considered financial instruments whose carrying amounts approximate fair values.

Intangible assets

The Company follows Financial Accounting Standard Board’s (FASB) Codification Topic 350-10 (“ASC 350-10”), “Intangibles – Goodwill and Other” to determine the method of amortization of its intangible assets. The Company’s intangible assets are capitalized at historical cost and are amortized over their useful lives. The Company amortized its license of SSL5 intellectual property using the straight-line method over an estimated useful life of 10 years (see Note 11).

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

On February 23, 2012, the Company issued 834 shares of common stock to Iconosys to satisfy $35,825 of stock payable as part of the license agreement entered into on May 16, 2011. See Note 11.

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

During the second quarter, Asher Enterprises took actions that were not beneficial to the Company or its Shareholders. On April 26, 2012, the Company issued a total of 2,700,000 shares of common stock to two related-party investors in exchange for them paying off $73,500 in our convertible notes to Asher Enterprises and forgiving $21,121 in other advances the shareholders had made to the Company, a total liability of $94,621. Though these shares are unregistered and restricted, the SEC requires that they be valued as though they were not. Accordingly, these shares were valued at the fair value of $1 per share and we recognized a non-cash loss on settlement of debt associated with this stock issuance of $2,514,865 million. See note 7.

On April 9, 2012, the Company issued 5,000 shares of its $0.001 par value common stock for service rendered by a consultant. On June 28, 2012, the Company issued 150,000 shares of its $0.001 par value common stock for service rendered by a consultant. On June 28,, 2012, the Company issued 25,000 shares of its $0.001 par value common stock for service rendered by a consultant.

On July 1 and September 7, 2012, the Company issued a total of 250,000 shares for the exercise of 250,000 cashless stock options issued to consultants in the previous quarter.

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

As of September 13, 2012, 1,667 shares fully vested in accordance with the agreement and were revalued at $1,424 using the Black-Scholes option pricing model based upon the following assumptions: term of .5 years, risk free interest rate of 0.13%, a dividend yield of 0% and a volatility rate of 299%.

A pro-rated portion of the unvested stock options for the service period from September 14 to September 30, 2012, totaling 139 shares, have been valued at $117 using the Black-Scholes option pricing model based upon the following assumptions: term of .45 years, risk free interest rate of 0.14%, a dividend yield of 0% and a volatility rate of 297%.

During nine month period ended September 30, 2012, we also issued the following shares to consultants, in exchange for their services:

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

In addition, on April 17, 2012, we issued 11,217 shares of its $0.001 par value common stock in accordance with an existing conversion feature in certain notes payable.

Monster Offers

(A Development Stage Company)

Notes to the Financial Statements

Finally, we issued 150,000 options to a consultant that were immediately exercised (cashless), recording a $135,090 charge to expense.

At September 30, 2012, we had 3,384,361 common shares outstanding.

NOTE 5 - DRAWDOWN EQUITY FINANCING AGREEMENT

During the three months ended September 30, 2012 no additional sales have been made in accordance with this agreement.

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

On May 16, 2011, the Company entered into an agreement with Tangiers Investors, LP, a Delaware limited partnership, an accredited investor, whereby Tangiers Investors loaned the Company the aggregate principal amount of $50,000, less $500 for costs of the loan transaction and $4,000 fee to be paid to a third party, together with any interest at the rate of seven percent (7%) per annum, until the maturity date of May 7, 2012. The original issue discount note, as described in ASC 480-55, may not be prepaid in whole or in part. If the Note is not paid in full with interest on the maturity date, the note holder has the right to convert this Note into restricted common shares of the Company. The conversion price shall equal the "Variable Conversion Price" (subject to equitable adjustments for stock splits, stock dividends or rights offerings by the Borrower). The "Variable Conversion Price" shall mean 75% multiplied by the Market Price (representing a discount rate of 25%). "Market Price" means the lowest

Monster Offers

(A Development Stage Company)

Notes to the Financial Statements

trading price for the Common Stock during the seven (7) Trading Day period ending one Trading Day prior to the date the Conversion Notice is sent by the Holder to the Borrower via facsimile. During the three months ended June 30, 2012, $5,000 in principal was paid to Tangiers Investors, reducing the principle balance to $45,000 at June 30, 2012, and we amortized the remaining discount of $2,083, leaving no unamortized discount at September 30, 2012. During the three months ended September 30, 2012, $1,000 in principal was paid to Tangiers Investors, reducing the principle balance to $4,400. During the quarter ended September 30, 2012, the lending party agreed to extend the terms of the convertible note to allow the maturity date to be delayed until January 25, 2013. See Note 12, Subsequent Events, for details of an additional extension subsequent to the date of these financial statements.

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

During the second quarter, Asher Enterprises took actions that were not beneficial to the Company or its Shareholders. On April 26, 2012, the Company issued a total of 2,700,000 shares of common stock to two related-party investors in exchange for them paying off $73,500 in our convertible notes to Asher Enterprises and forgiving $21,121 in other advances the shareholders had made to the Company, a total liability of $94,621. Though these shares are unregistered and restricted, the SEC requires that they be valued as though they were not. Accordingly, these shares were valued at $1 per share and we recognized a non-cash loss on settlement of debt associated with this stock issuance of $2,514,865.

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

As of September 30, 2012, the Company has received $50,000 in convertible notes payable from contacts gained from this agreement and has paid 8 percent of those monies received, in accordance with this agreement, to the consultant for a total of $4,000.

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

This Agreement commenced on July 1, 2011 and ended on October 6, 2011. This agreement accounted for approximately 60% of the Company’s revenues at the time.

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

During the quarter ended September 30, 2012, the Company had certain debts paid on behalf of the Company by Iconosys, a related party. The amount paid totaled $6,700 as of September 30, 2012 and has been recorded as amounts due to related party on the balance sheet.

Monster Offers

(A Development Stage Company)

Notes to the Financial Statements

NOTE 11 – STRATEGIC ALLIANCE & LICENSING AGREEMENTS

SSL5

On March 14, 2011, Monster Offers (the "Company") entered into a Strategic Alliance and Licensing Agreement with SSL5, a Nevada corporation. SSL5 has developed technology services pertaining to a mobile financial services platform, which provides secure person-to-person mobile money transfer services. Monster Offers and SSL5 formed a strategic alliance with respect to the integration, use and commercialization of Monster Offers and SSL5 Existing Intellectual Property to create new and derivative intellectual property to introduce to various markets. Monster Offers obtained a license of the Existing SSL5 Intellectual Property for the exclusive use of the strategic alliance. As consideration for this license, Monster Offers issued 10,000 of its unregistered restricted shares to SSL5. These shares were valued at the market rate of $45 per share, for a total of $450,000 and recorded as stock payable.

At year end, management performed an impairment analysis on the license and determined that the license was impaired due to the fact that as of December 31, 2011 the Company had not had significant forward-moving activity or use of the licensed intellectual property and could not reasonably predict the use of the license at year end. The Company does however still plan to pursue further development and marketing activities associated with this License. An impairment loss of $425,435 was recognized during the year ended December 31, 2011. The remaining book value of is $0 as of December 31, 2011. Amortization expense for the years ended December 31, 2011 and 2010 was $24,565 and $0, respectively.

Monster Offers and SSL5 plan to establish a new company as a 100% owned subsidiary of Monster Offers, in the State of Nevada, and to contribute the license of the Existing SSL5 Intellectual Property into the new subsidiary for its use and future development of new and derivative intellectual property. Any new and derivative intellectual property developed in conjunction with this Strategic Alliance and Licensing Agreement shall be owned exclusively by the new subsidiary. As of September 30, 2012, the subsidiary entity had not yet been established.

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

Monster Offers

(A Development Stage Company)

Notes to the Financial Statements

As of September 13, 2012, 1,667 shares fully vested in accordance with the agreement and were revalued at $1,424 using the Black-Scholes option pricing model based upon the following assumptions: term of .5 years, risk free interest rate of 0.13%, a dividend yield of 0% and a volatility rate of 299%.

A pro-rated portion of the unvested stock options for the service period from September 14 to September 30, 2012, totaling 139 shares, have been valued at $117 using the Black-Scholes option pricing model based upon the following assumptions: term of .45 years, risk free interest rate of 0.14%, a dividend yield of 0% and a volatility rate of 297%.

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

The Company recognized a value in the intellectual property exchange with Iconosys. The fair value of the shares $100,000 was recognized as unearned license revenue and is being recognized over one year, the term of the license agreement. As of September 30, 2012, the Company had recognized $100,000 in license revenue.

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

Monster Offers

(A Development Stage Company)

Notes to the Financial Statements

The term of the strategic alliance and this agreement commenced on May 6, 2011 and will end on November 5, 2013, unless terminated earlier in accordance with the agreement.

NOTE 12 – SUBSEQUENT EVENTS

Convertible Note Extension Agreement

On November 7, 2012, the Company agreed to pay Tangiers Investors, LP a fee of $6,500 to extend the terms on the Convertible note until January 25, 2013 and make a one-time payment of 5,000 restricted shares as added consideration for this extension.

Merger

On November 9, 2012, Monster Offers, a Nevada corporation (the "Registrant" or “the Company” or the “Parent”), Monster Offers Acquisition Corporation, a Nevada corporation ("Merger Sub") and Ad Shark, Inc., a privately-held California corporation (“Ad Shark”), entered into a Acquisition Agreement and Plan of Merger (collectively the "Agreement") pursuant to which the Registrant, through its wholly-owned subsidiary, Merger Sub, acquired Ad Shark in exchange for 27,939,705 shares of the Registrant's unregistered restricted common stock (the “Merger Shares”), which were issued to the holders of Ad Shark based on their pro-rata ownership (the “Merger”). Following the Merger, the Parent will change its corporate name to Monster Mobile Marketing, Inc., which management believes reflects the Registrant’s post-acquisition business focus. The transaction contemplated by the Agreement was intended to be a "tax-free" reorganization pursuant to the provisions of Section 351 and 368(a)(1)(A) of the Internal Revenue Code of 1986, as amended.

Shareholders holding a majority of the voting power of Ad Shark have approved the acquisition, and as of the closing date of the Merger and after giving effect to the issuance of the Merger Shares, owners of the Merger Shares (and former Ad Shark shareholders) now own approximately 89.6% of the Registrant's common stock outstanding as of November 9, 2012.

Under Nevada law, the Registrant did not need the approval of its stockholders to consummate the acquisition and Merger, as the constituent corporations in the Merger were Merger Sub and Ad Shark, which are business entities incorporated under the laws of Nevada and California, respectively, and are in the same general business. The Registrant is not a constituent corporation in the Merger.

For accounting purposes, this transaction will be accounted for as a reverse merger (“Reverse Acquisition”), since immediately following the Merger, (i) the shareholders of Ad Shark would own a majority of the issued and outstanding shares of common stock of the Registrant, and (ii) the directors and executive officers of Ad Shark would become the directors and executive officers of the Registrant, such that the new board for the Registrant would consist of three directors. This Reverse Acquisition is considered to be a related party transaction as the largest shareholder of the Registrant is a director and affiliate of both Ad Shark and Monster Offers.

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

Results of Operations

Overview of Current Operations

Monster Offers (“Registrant” or the “Company") was incorporated in the State of Nevada on February 23, 2007, under the name Tropical PC Acquisition Company. On December 11, 2007, the Company amended its Articles of Incorporation changing its name to Monster Offers. The Company was originally incorporated as a wholly owned subsidiary of Tropical PC, Inc., a Nevada corporation. Tropical PC was incorporated September 22, 2004. On December 11, 2007, the Company amended its Articles of Incorporation changing its name from Tropical PC Acquisition Corporation to Monster Offers.

On November 9, 2012, Monster Offers, Monster Offers Acquisition Corporation, a Nevada corporation and Ad Shark, Inc., a privately-held California corporation (“Ad Shark”), entered into a Acquisition Agreement and Plan of Merger pursuant to which the Registrant, through its wholly-owned subsidiary, Merger Sub, acquired Ad Shark in exchange for 27,939,705 shares of the Registrant's unregistered restricted common stock, which were issued to the holders of Ad Shark stock based on their pro-rata ownership.

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

AdShark’s Business

Ad Shark organizes advertising sales efforts by constructing media and advertising delivery systems for Smartphone and Tablet app developers. Ad Shark's corporate mission is to capitalize on the growth of the mobile marketing industry, which some analysts have estimated to be increasing at an annual rate of about 100% per year.

Ad Shark's approach to integrating traditional internet advertising with optimized media and cutting edge ad delivery methods, all tailored specifically for the applicable Smart Device, OS or screen resolution platform, puts the company in an ideal position to compete for engagements involving advertising campaigns for mobile marketing services and products. At present, Ad Shark has more than 2,000 clients. For more on Ad Shark, Inc., see Ad Shark’s website: http://www.adshark.mobi. (The information on Ad Shark’s website is for reference purposes only, and is not meant or intended to be included as description of Ad Shark in this Current Report.)

Ad Shark, acts as the servicing vehicle for mobile communication advertising services sold to commercial clients. Ad Shark is developing a series of advertising accessories to establish a platform position in mobile marketing for the company with specific families of mobile devices.

In addition, Ad Shark serves as the marketing and sales support arm for Travel America Visitor Guide (“TAVG”) directories, which is currently operated as a division of Iconosys and is gaining visibility and traction as a preferred mode of business advertising for smaller-to-mid-sized businesses throughout the U.S. With the Ad Shark opportunity, the Company sees itself as being in an excellent position to take advantage of the mobile marketing industry, which is projected to grow over the next 3 years. Management believes this growth will come primarily from Internet-enabled Smartphones.

COMPETITION

The advertising and marketing industry is highly competitive, subject to rapid change and has relatively low barriers to entry, as compared with other industries or industry segments. Management believes that its ability to compete depends in part on a number of factors, which includes but are not limited to:

• the ability to hire, retain and motivate qualified personnel;

• the price at which the Company offers comparable services and products; and

• the extent of our responsiveness to customer needs.

Competition in the Mobile Marketing industry may increase in the future, partly due to low barriers to entry, the emergence of larger, more dominant and perhaps better funded competitors, as well as from the emergence of new mobile communications technologies and/or social or economic trends now in existence or developed or emerging in the future. Increased competition could result in price reductions, reduced margins or loss of market share and greater competition for qualified personnel. The prospect of increased competition is particularly likely in the mobile advertising industry, where such larger players as Google, Apple, and ValueClick have already entered the arena through their respective purchases of AdMob, Quattro Wireless, and Greystripe. There can be no assurance that we will be able to compete successfully against current and future competitors. If we are unable to compete effectively, or if competition results in a deterioration of market conditions, our business and results of operations could be adversely affected.

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

The Company recognized a value in the intellectual property exchange with Iconosys. The fair value of the shares $100,000 was recognized as unearned license revenue and is being recognized over one year, the term of the license agreement. As of September 30, 2012, the Company had recognized $100,000 in license revenue.

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

Results of Operations for the three and nine months ended September 30, 2012 and 2011

Revenues

During the three month period ended September 30, 2012, the Company generated $5,750 in revenues as compared to $104,140 for the same period last year. During the nine month period ended September 30, 2012, the Company generated $78,168 in revenues as compared to $149,752 for the same period last year. Management does not expect to receive any significant related party revenues through the end of its fiscal year. There can be no assurances that the Company can be profitable or that the Company will not incur operating losses in the future.

For the three months ending September 30, 2012, the Company experienced general and administrative expenses of $26,686 as compared to general and administrative expenses of $46,240 for the same period last year. For the three months ending September 30, 2012, the Company expensed advertising fees of $0 as compared to $4,930 in advertising fees for the same period last year. For the three months ending September 30, 2012, the Company expensed officer compensation of $1,150 as compared to $33,400 in officer compensation for the same period last year. For the three months ending September 30, 2012, the Company expensed audit fees of $6,700 as compared to $4,275 in audit fees for the same period last year. For the three months ending September 30, 2012, the Company expensed strategic alliance costs of $3,583 as compared to $3,582 in strategic alliance costs for the same period last year. For the three months ending September 30, 2012, the Company expensed consulting costs of $147,718 as compared to $70,522 in consulting costs for the same period last year. Total operating expenses for the quarter ending September 30, 2012 were $185,837 versus $174,100 for the same period last year.

For the nine months ending September 30, 2012, the Company experienced general and administrative expenses of $188,958 as compared to general and administrative expenses of $105,508 for the same period last year. For the nine months ending September 30, 2012, the Company expensed officer compensation of $20,806 as compared to $103,100 in officer compensation for the same period last year. For the nine months ending September 30, 2012, the Company expensed audit fees of $22,150 as compared to $21,605 in audit fees for the same period last year. For the nine months ending September 30, 2012, the Company expensed strategic alliance costs of $10,748 as compared to $6,470 in strategic alliance costs for the same period last year. For the nine months ending September 30, 2012, the Company expensed consulting costs of $261,588 as compared to $280,244 in consulting costs for the same period last year. Total operating expenses for the nine months ending September 30, 2012 were $506,355 versus $569,679 for the same period last year. Operating expenses decreased due to reductions in general and administrative fees and reduced outside consulting fees.

For the three months ended September 30, 2012, the Company had $(181,132) in net losses or $(0.06) per share as compared to a net loss of $(106,565) or $(0.50) for the same period last year. For the nine months ended September 30, 2012, the Company had $(3,022,835) in net losses or $(1.61) per share as compared to a net loss of $(531,614) or $(2.57) for the same period last year.

Since the Company's inception, on February 23, 2007, the Company had a net loss of $(4,555,316).

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

Based on current cash on hand of $189 as of September 30, 2012, current assets of $92,089 and $135,681 in current liabilities, management is concerned that Monster Offers may not have sufficient funds to meet its financial obligations for the next twelve months. Management believes the Company can generate sufficient cash reserves to keep the Company operational through the fourth quarter. Management will need to obtain outside funding to keep the Company operational beyond the third quarter. There are no assurances that management will be able to secure outside funding. Management anticipates that the Company will need to spend a minimum of $30,000 over the next twelve months to pay for audit and legal fees to keep the company fully reporting. Failure to secure additional funding can result in the company being fully reporting, but not operational. The Company will require additional funds to build its business infrastructure. In the event the Company requires additional funds, the Company will have to seek loans or equity placements to cover such cash needs. There are no assurances additional capital will be available to the Company on acceptable terms.

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

Going Concern

Going Concern - The Company has recognized an accumulated deficit since inception (February 23, 2007) through September 30, 2012 of $(4,555,316). Although the Company has recognized total revenues of $701,668 with gross profits of $451,840, since inception (February 23, 2007) through September 30, 2012, the Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. The financial statements have been prepared assuming the Company will continue to operate as a going concern which contemplates the realization of assets and the settlement of liabilities in the normal course of business. No adjustment has been made to the recorded amount of assets or the recorded amount or classification of liabilities which would be required if the Company were unable to continue its operations. (See Financial Footnote 2).

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

Significant changes in the number of employees

As of September 30, 2012, we did not have any employees. We are dependent upon our officers and directors for our future business development. As our operations expand we anticipate the need to hire additional employees, consultants and professionals; however, the exact number is not quantifiable at this time.

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

As of September 30, 2012, our current assets were $92,089 and our current liabilities were $135,681. As of September 30, 2012, our total assets were $192,089 compared to total assets of $141,933 as of December 31, 2011. Total assets as of September 30, 2012 consisted of $189 in cash, $2,423 in accounts receivable, and prepaid expense of $89,477. As of September 30, 2012, our liabilities consisted of $48,979 in accounts payable, $6,085 in accrued interest, $13,250 in notes payable, $6,700 in due to related party and $60,667 in convertible notes payable.

We have not generated positive cash flows from operating activities. For the nine months ended September 30, 2012, net cash flow used in operating activities was $(15,878) compared to net cash flow used in operating activities of $(157,507) for the nine months ended September 30, 2011.

During the nine month periods ended September 30, 2012 and September 30, 2011, net cash flow provided from financing activities was $12,250 and $152,500, respectively.

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

Critical Accounting Policies and Estimates

Revenue Recognition: We recognize revenue from product sales and service agreements once all of the following criteria for revenue recognition have been met: persuasive evidence that an agreement exists; the services have been rendered; the fee is fixed and determinable and not subject to refund or adjustment; and collection of the amount due is reasonably assured.

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

Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2012. In making its assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on its assessment, management has concluded that we had certain control deficiencies described below that constituted material weaknesses in our internal controls over financial reporting. As a result, our internal control over financial reporting was not effective as of September 30, 2012.

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

We do not believe the material weaknesses described above caused any meaningful or significant misreporting of our financial condition and results of operations for the quarter ended September 30, 2012. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

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

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

On July 1 and September 7, 2012, the Company issued a total of 250,000 shares for the exercise of cashless stock options issued to consultants in the previous quarter.

On November 7, 2012, the Company agreed to pay Tangiers Investors, LP a fee of $6,500 to extend the terms on the Convertible note until January 25, 2013 and make a one-time payment of 5,000 restricted shares as added consideration for this extension.

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

Item 3 - Defaults Upon Senior Securities

None.

Item 4 - Submission of Matters to a Vote of Security Holders

None.

Item 5 - Other Information

None.

Item 6 - Exhibits

Exhibit Number	Ref	Description of Document

31.1		Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101	*	The following materials from this Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (eXtensible Business Reporting Language).:

(1) Balance Sheets at September 30, 2012 (unaudited), and December 31, 2012 (audited).

(2) Unaudited Statements of Operations for the three-month period ending September 30, 2012, September 30, 2011, the nine-month period ended September 30, 2012, and the period from inception to September 30, 2012.

(3) Unaudited Statements of Cash Flows for the nine-month period ended September 30, 2012 and September 30, 2011 and from inception to September 30, 2012.

(4) Notes to the financial statements.

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

Monster Offers Registrant
December 19, 2012	By: /s/ Wayne Irving II
Wayne Irving II Director and (principal executive, financial and accounting officer)