Form 10-Q/A
period 2012-09-30
Monster Offers
filed 2012-12-21
CIK 1423746

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

As of December 21, 2012, the registrant’s outstanding common stock consisted of 31,324,066 shares, $0.001 par value. Authorized – 75,000,000 shares.

Explanatory Note

This Amendment No. 1 on Form 10-Q/A amends the Monster Offers (“the Company” or “Registrant”) Quarterly Report on Amendment No. 1 to Form 10-Q/A for the quarter ended September 30, 2012, filed with the U. S. Securities and Exchange Commission (“Commission”) on December 20, 2012 (the “Amended Filing”). We are filing this Amendment for the sole purpose to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the condensed financial statements and related notes from the Form 10-Q/A formatted in XBRL (eXtensible Business Reporting Language). When the Amended Filing was made, along with subsequent amendments, we erroneously neglected to include this data in the EDGAR filing.

There have been no changes from the Amended Filing other than as herein. This Amendment No. 1 does not modify or update in any way the other disclosures made in the Amended Filing.

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

Item 3 - Defaults Upon Senior Securities

None.

Item 4 - Submission of Matters to a Vote of Security Holders

None.

Item 5 - Other Information

None.

Item 6 - Exhibits

Exhibit Number	Ref	Description of Document

31.1		Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101	*	The following materials from this Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2012, formatted in XBRL (eXtensible Business Reporting Language).:

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

Monster Offers Registrant
December 21, 2012	By: /s/ Wayne Irving II
Wayne Irving II Director and (principal executive, financial and accounting officer)