Form 10-K
period 2012-12-31
Monster Offers
filed 2013-04-16
CIK 1423746

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________to

Commission File Number:  000-53266

Monster Offers

(Exact name of registrant as specified in its charter)

Nevada	26-1548306
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

117 Calle de Los Molinos, San Clemente, CA	92672
(Address of principal executive offices)	(Zip Code)

(949) 335-5350

(Registrant’s telephone number, including area code)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.

☐Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐ No ☐ Not Applicable

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐ Yes ☒ No

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

The aggregate market value of the Company's common shares of voting stock held by non-affiliates of the Company at April 15, 2012, computed by reference to the $0.40 per-share price quoted on the OTC-BB was $434,306.

As of April 15, 2013, there were 241,507 shares of common stock, par value $0.001 per share, of the registrant outstanding.

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

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The factors impacting these risks and uncertainties include, but are not limited to:

·         inability to raise additional financing for working capital and product development;

·         inability to identify internet marketing approaches;

·         deterioration in general or regional economic, market and political conditions;

·         the fact that our accounting policies and methods are fundamental to how we report our financial condition and results of operations, and they may require management to make estimates about matters that are inherently uncertain;

·         adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations;

·         changes in U.S. GAAP or in the legal, regulatory and legislative environments in the markets in which we operate;

·         inability to efficiently manage our operations;

·         inability to achieve future operating results;

·         our ability to recruit and hire key employees;

·         the inability of management to effectively implement our strategies and business plans; and

·         the other risks and uncertainties detailed in this report.

In this form 10-K references to "Monster Offers", "the Company", "we", "us", and "our" refer to Monster Offers.

AVAILABLE INFORMATION

We file annual, quarterly and special reports and other information with the SEC. You can read these SEC filings and reports over the Internet at the SEC's website at www.sec.gov. You can also obtain copies of the documents at prescribed rates by writing to the Public Reference Section of the SEC at 100 F Street, NE, Washington, DC 20549 on official business days between the hours of 10:00 am and 3:00 pm. Please call the SEC at (800) SEC-0330 for further information on the operations of the public reference facilities. We will provide a copy of our annual report to security holders, including audited financial statements, at no charge upon receipt to of a written request to us at Monster Offers, 27665 Forbes Rd. Laguna Niguel, CA 92677.

PART I

ITEM 1. BUSINESS

History and Organization

Monster Offers ("the Company") was incorporated in the State of Nevada on February 23, 2007, under the name Tropical PC Acquisition Company. On December 11, 2007, the Company amended its Articles of Incorporation changing its name to Monster Offers. The Company was originally incorporated as a wholly owned subsidiary of Company Tropical PC, Inc., a Nevada corporation. Tropical PC was incorporated on September 22, 2004. On December 11, 2007, the Company amended its Articles of Incorporation changing its name from Tropical PC Acquisition Corporation to Monster Offers. On November 9, 2012 the Company executed a share exchange agreement with Ad Shark, Inc., a privately-held California corporation incorporated April 12, 2011. As a result of the share exchange agreement Ad Shark, Inc. became a wholly owned subsidiary of the Company.

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

Monster Offers has also recently entered the mobile money payment market via a strategic alliance and exclusive license to technology developed by SSL5. Monster Offers plans to add significant ease-of-use functionality for the consumer to its website and to expand its affiliate partner network further leveraging this new technology in 2013.

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

 Employees

We currently have three employees, (i) Wayne Irving II, our Chairman, Chief Executive Officer, and Secretary; (ii) Brandon M. Graham, our Chief Financial Officer; and (iii) Thomas Mead, our Director of Technology. These officers also perform many of the Company’s supervisory and administrative roles. We utilize additional independent contractors on a part-time/as needed basis.

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

Research and Development Activities and Costs

Monster Offers did not incur any research and development costs for the years ended December 31, 2012 and 2011, and does however, have plans to undertake research and development activities during the next year of operations.

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

From our inception on February 23, 2007 through December 31, 2012, we have generated $702,833 in total revenues and we have incurred a net loss of $4,775,817. As of December 31, 2012, we had $182,820 in cash on hand, $4,173 in accounts receivable, $452,362 in loans receivable, $8,840 in accrued interest receivable, and $46,079 in prepaid expenses, for total current assets of $694,274, total fixed assets of $45,434, total liabilities of $352,038, an accumulated deficit of $(5,211,671) and a stockholders' deficit of $(387,670). In our auditor's report for fiscal year ended December 31, 2012 and 2011, our auditors expressed substantial doubt as to our ability to continue as a going concern. We anticipate incurring losses in the foreseeable future. We do not have an established source of revenue sufficient to cover our operating costs. Our ability to continue as a going concern is dependent upon our ability to successfully compete, operate profitably and/or raise additional capital through other means. If we are unable to reverse our losses, we will have to discontinue operations.

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

9. THERE CAN BE NO ASSURANCE THAT THE COMPANY WILL BE ABLE TO ENHANCE ITS PRODUCTS OR SERVICES, OR DEVELOP OTHER PRODUCTS OR SERVICES.

If we are unable to achieve profitability in the future, recruit sufficient personnel or raise money in the future, our ability to develop our services would be adversely affected. Our inability to develop our services or develop new services, in view of rapidly changing technology, changing customer demands and competitive pressures, would have a material adverse effect upon our business, operating results and financial condition.

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

16. WE MAY NOT BE ABLE TO FIND SUITABLE EMPLOYEES.

The Company currently relies heavily upon the services and expertise of Wayne Irving II, our chief executive officer. In order to implement the aggressive business plan of the Company, management recognizes that additional programmers, graphic artists and clerical staff will be required.

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

Additional Risks Relating to Our Common Stock

24. THE MARKET PRICE FOR OUR STOCK MAY BE VOLATILE.

The market price for our stock may be volatile and subject to wide fluctuations in response to factors including the following:

·         liquidity of the market for the shares;

·         actual or anticipated fluctuations in our quarterly operating results;

·         changes in financial estimates by securities research analysts;

·         conditions in the markets in which we compete;

·         changes in the economic performance or market valuations of other "Daily Deal" companies;

·         announcements by us or our competitors of new products, acquisitions, strategic partnerships, joint ventures or capital commitments;

·         addition or departure of key personnel;

·         intellectual property litigation;

·         our dividend policy; and

·         general economic conditions.

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

Since our common stock is thinly traded its trading price is likely to be highly volatile and could be subject to extreme fluctuations in response to various factors, many of which are beyond our control, including:

·         the trading volume of our shares;

·         the number of securities analysts, market-makers and brokers following our stock;

·         changes in, or failure to achieve, financial estimates by securities analysts;

·         new products or services introduced or announced by us or our competitors;

·         actual or anticipated variations in quarterly operating results;

·         conditions or trends in our business industries;

·         announcements by us of significant contracts, acquisitions, strategic

·         partnerships, joint ventures of capital commitments;

·         additions or departures of key personnel;

·         sales of our common stock; and

·         general stock market price and volume fluctuations of publicly-traded and particularly microcap, companies.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Our offices are currently located at 27665 Forbes Rd. Laguna Niguel, CA 92667. Our telephone number is (949) 335-5350. Management believes that its current facilities are adequate for its needs through the next twelve months, and that, should it be needed, suitable additional space will be available to accommodate expansion of the Company's operations on commercially reasonable terms, although there can be no assurance in this regard. Our office space is provided to us at no charge by Wayne Irving II, who will not seek reimbursement.

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

Item 4. Submission of Matters to a Vote of Security Holders.

On November 9, 2012, the Company, Monster Offers Acquisition Corporation, a Nevada corporation ("Merger Sub") and Ad Shark, Inc., a privately-held California corporation (“Ad Shark”), entered into an Acquisition Agreement and Plan of Merger (collectively the "Agreement") pursuant to which the Company, through its wholly-owned subsidiary, Merger Sub, acquired Ad Shark in exchange for 27,939,705 shares of the Company's unregistered restricted common stock (the “Merger Shares”), which were issued to the holders of Ad Shark based on their pro-rata ownership (the “Merger”).

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Market Information

Monster Offers Common Stock, $0.001 par value, is traded on the OTC-Bulletin Board under the symbol: MONTD. The stock was first cleared for quotation on the OTCBB on October 23, 2008. The following table sets forth the high and low intra-day prices per share of our common stock for the periods indicated, which information was provided by the OTC Markets. The quotations set forth below reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

	High	Low
Fourth Quarter Ended December 31, 2012	$4.35	$2.10
Third Quarter Ended September 30, 2012	$3.25	$1.00
Second Quarter Ended June 30, 2012	$1.25	$0.51
First Quarter Ended March 31, 2012	$3.15	$2.88
Fourth Quarter Ended December 31, 2011	$7.51	$1.50
Third Quarter Ended September 30, 2011	$15.01	$4.50
Second Quarter Ended June 30, 2011	$60.06	$10.81
First Quarter Ended March 31, 2011	$120.12	$46.55

Price adjusted for the 300:1 reverse stock split that took place on April 9, 2011.

(b) Holders of Common Stock

As of December 31, 2012, there were approximately 2,120 holders of record of our Common Stock and 3,389,361 shares issued and outstanding. As of April 15, 2013, we had 215,540 issued and outstanding following our 300:1 reverse stock split that took place on April 9, 2011.

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

There are no outstanding grants or rights nor is there any equity compensation plan in place.

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

On March 14, 2011, the Company entered into a Strategic Alliance and Licensing agreement with SSL5. As part of the agreement, the Company agreed to issue 10,000 (post-split) unregistered restricted shares as consideration for an exclusive license of SSL5 existing intellectual property. The transaction was valued at the market value of $45 per share (post-split) for a total of $450,000, and recorded as stock payable. See Note 10 for further details of the agreement.

During the quarter ended June 30, 2011, the Company issued a total of 6,541 (post-split) shares of common stock to Asher Enterprises for the conversion of two convertible notes payable. See Note 11 for further details of these conversions.

On May 6, 2011, the Company entered into a Strategic Alliance and License agreement with Iconosys, Inc. In accordance with the terms of the agreement, the Company agreed to issue 834 (post-split) shares of common stock to Iconosys as part of consideration for services to be performed in conjunction with the alliance and license agreement. These shares were valued at the market value of $43 per share (post-split) for a total of $35,825, and recorded as stock payable. See Note 14 for further details of the agreement.

On July 8, 2011, the Company sold 617 (post-split) shares of free-trading common stock for a total of $6,988 (of which $700 was recorded to reduce APIC for the $5,000 origination fee payable) to Auctus Private Equity Fund, LLC in accordance with the terms of the Drawdown Equity Financing Agreement entered into on December 29, 2010 (see note 10).

On July 19, 2011, the Company sold 255 (post-split) shares of free-trading common stock for a total of $2,680 (of which $500 was recorded to reduce APIC for the $5,000 origination fee payable) to Auctus Private Equity Fund, LLC in accordance with the terms of the Drawdown Equity Financing Agreement entered into on December 29, 2010 (see note 10).

On July 28, 2011, the Company sold 92 (post-split) shares of free-trading common stock for a total of $1,014 (of which $447 was recorded to reduce APIC for the $5,000 origination fee payable) to Auctus Private Equity Fund, LLC in accordance with the terms of the Drawdown Equity Financing Agreement entered into on December 29, 2010 (see note 10).

On August 9, 2011, the Company issued 1,594 (post-split) shares of common stock to Asher Enterprises for the conversion of $11,000 in principal of outstanding convertible notes payable. See Note 11 for further details of these conversions.

On August 19, 2011, the Company sold 345 (post-split) shares of free-trading common stock for a total of $2,511 (of which $500 was recorded to reduce APIC for the $5,000 origination fee payable) to Auctus Private Equity Fund, LLC in accordance with the terms of the Drawdown Equity Financing Agreement entered into on December 29, 2010 (see note 10).

On September 2, 2011, the Company issued 3,134 (post-split) shares of common stock to Asher Enterprises for the conversion of $11,000 in principal of outstanding convertible notes payable. See Note 11 for further details of these conversions

On December 22, 2011, the Company issued 5,027 (post-split) shares of common stock to Asher Enterprises for the conversion of $8,000 in principal and $1,200 in accrued interest of outstanding convertible notes payable. See Note 11 for further details of these conversions.

On February 14, 2012, the Company issued 10,753 shares of common stock to Asher Enterprises for the conversion of $10,000 in principal of outstanding convertible notes payable. See Note 12 for further details of these conversions.

On February 23, 2012, the Company issued 834 shares of common stock to Iconosys to satisfy $35,825 of stock payable as part of the license agreement entered into on May 16, 2011. (see note 14).

On March 13, 2012, the Company issued 10,186 shares of common stock to Asher Enterprises for the conversion of $5,500 in principal of outstanding convertible notes payable. See Note 12 for further details of these conversions.

On April 17, 2012, the Company issued 11,217 shares of common stock to Asher Enterprises for the conversion of $1,300 in principal of outstanding convertible notes payable and $831 in accreted discount. See Note 12 for further details of these conversions.

During the second quarter, Asher Enterprises took actions that were not beneficial to the Company or its Shareholders. As a result, on April 26, 2012, the

Company issued a total of 2,700,000 shares of common stock to two related-party investors in exchange for them paying off $73,500 in our convertible notes to Asher Enterprises and forgiving $21,121 in other advances the shareholders had made to the Company, a total liability of

$94,621. Though these shares are unregistered and restricted, the SEC requires that they be valued as though they were not. Accordingly, these shares were valued at the fair value of $1 per share and we recognized a non-cash loss on settlement of debt associated with this stock issuance of $2,497,367 million. (see note 12).

On April 9, 2012, the Company issued 5,000 shares of its common stock for service rendered by a consultant. The shares were valued at the closing stock price on the date of issuance which was $1.95. This resulted in the Company recording an expense of $9,750.

On June 24, 2012, the Company issued 150,000 shares of its common stock for service rendered by a consultant. The shares were valued at the closing stock price on the date of issuance which was $1.25. This resulted in the Company recording an expense of $187,500.

On June 28, 2012 the Company issued 25,000 shares of its value common stock for service rendered by a consultant. The shares were valued at the closing stock price on the date of issuance which was $1.00. This resulted in the Company recording an expense of $25,000.

On July 1 and September 7, 2012, the Company issued a total of 250,000 shares for the exercise of 250,000 cashless stock options issued to two consultants in the previous quarter.

On November 27, 2012 the Company issued 5,000 shares to Tangier Investors as consideration for extending the outstanding note payable.

On November 9, 2012 the Company acquired Ad Shark Inc., through a share exchange agreement whereby the Company will issue 27,939,705 common shares in exchange for all the outstanding equity of Ad Shark, Inc (see note 7). As of December 31, 2012, no shares have been issued pertaining to the share exchange agreement. The Company has reported the issuable shares as a stock subscription payable on the balance sheet and statement of stockholders’ equity.

In the fourth quarter of 2012 the Company received $278,425 in cash from investors for the future issuance of 506,228 common shares. Of the $278,425 cash for stock, $15,000 was deposited directly into Iconosys bank account and was recorded as a loan receivable to related party on the balance sheet. The shares were not issued as of December 31, 2012 therefor were recorded as stock subscription payable.

In January of 2013 the Company received $125,500 cash from investors for 288,181 common shares.

On March 4, 2013, the Company entered into a Master Purchase Agreement with Iconosys (a private company) whereas the Company would cancel the entire outstanding line of credit balance and accrued interest in exchange for 15,046,078 shares of Iconosys. The Company also acquired Iconosys’s intellectual property such as trademarks, domain names, and smart phone apps. This is all described in detail in the 8-K filed on March 6, 2013.

Stock Options

On March 14, 2011, as part of the Strategic Alliance and Licensing agreement, the Company entered into a consulting agreement with SSL5, providing stock options and a seat on the Monster Offers board of directors to develop ongoing product strategy and development services. In accordance with the terms of the agreement, the consulting company is entitled to purchase a total of 6,667 (post-split) unregistered restricted shares of the Company over the term of the agreement of two years. Upon the completion of each 6-month period, a total of 1,667 shares (post-split) will become vested and available for purchase by the Consultant. The price of these shares will be at $0.3 (post-split) per share, or par value. In the event that the Company is sold or merged with another company, all remaining unvested shares will become fully vested immediately prior to any such transaction.

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

On May 12, 2012, the company entered into a consulting agreement with Thomas Cook Law Firm providing 150,000 stock options which were valued at $134,850. The options were valued using Black-Scholes option pricing model based upon the following assumptions: term of .25 years, risk free interest rate of 0.10%, a dividend yield of 0% and a volatility rate of 319%. All of the stock options were exercised in July of 2012.

On May 24, 2012, the company entered into a consulting agreement with Marlena Niemann providing 100,000 stock options which were valued at $124,900. The options were valued using Black-Scholes option pricing model based upon the following assumptions: term of .25 years, risk free interest rate of 0.21%, a dividend yield of 0% and a volatility rate of 318%. All of the stock options were exercised in September of 2012.

As of September 13, 2012, 1,667 shares fully vested in accordance with the agreement and were revalued at $1,424 using the Black-Scholes option pricing model based upon the following assumptions: term of .5 years, risk free interest rate of 0.13%, a dividend yield of 0% and a volatility rate of 299%.

A pro-rated portion of the unvested stock options for the service period from September 14 to December 31, 2012, totaling 972 shares, have been valued at $1,268 using the Black-Scholes option pricing model based upon the following assumptions: term of .2 years, risk free interest rate of 0.14%, a dividend yield of 0% and a volatility rate of 295%

The following summarizes pricing and term information for options issued to consultants that are outstanding as of December 31, 2012 and 2011:

	Year ended December 31, 2012			Year ended December 31, 2011
		Weighted			Weighted
		Average	Aggregate		Average	Aggregate
	Number of	Exercise	Intrinsic	Number of	Exercise	Intrinsic
Stock Options	Options	Price	Value	Options	Price	Value

Balance at beginning of year	6,667	$ 0.30	-	6,667	$ 0.30	-

Granted	250,000	$0.001	-	-	-	-
Exercised	(250,000)	-	-	-	-	-
Forfeited	-	-	-	-	-	-

Balance at end of year	6,667	0.30	-	6,667	0.37	-

Options exercisable at end of year	5,000	$ 0.30	-	1,667	$ 0.30	-

Weighted average fair value of
options granted during year		-			-

The fair value of the options was based on the Black Scholes Model using the following assumptions:

	2012	2011
Exercise price:	$0.30	$0.30
Market price at date of grant:	$1.00	$1.00
Volatility:	229%-311%	175%-216%
Expected dividend rate:	0%	0%
Risk-free interest rate:	0.13%-0.21%	0.21%-0.61%

The following activity occurred under the Company’s plans:

	December 31,	December 31,
	2012	2011
Weighted-average grant date fair value of options granted	$-	$-
Aggregate intrinsic value of options exercise	N/A	N/A
Fair value of options recognized as expense	$2,645	$14,436

(f) Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the years ended December 31, 2012 or 2011.

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

Results of Operations for the year ended December 31, 2012

We generated $79,333 in total revenues for the year ended December 31, 2012 as compared to $223,275 for the same period last year.

Selling, general and administrative expense. For the year ended December 31, 2012, selling, general and administrative expenses increased approximately 42.61% as compared to the year ended December 31, 2011.  For the year ended December 31, 2012 and 2011 general and administrative expenses consisted of the following:

	2012	2011

Auto	$ 2,549	$ 937
Bank Fees	3,041	3,032
Legal	184,126	34,489
Travel	1,394	4,043
Computer & Internet	4,295	47,498
Other	20,305	36,126
	$ 215,710	$ 126,125

·	For the year ended December 31, 2012, consulting expense increased to $325,768 as compared to $324,560, primarily as a result of a the expense related to stock being issued to consultants for services rendered to the Company.

·	For the year ended December 31, 2012, we had employee compensation of $55,456 compared to $144,200. Employee compensation decreased primarily due to cash restrictions in 2012.

·	For the year ended December 31, 2012, professional fee expense decreased to $28,605 as compared to $32,589. Professional fee expense decreased primarily due to decreased accounting fees.

·	For the year ended December 31, 2012, marketing and promotions expense amounted to $7,805 as compared to $24,565 for the year ended December 31, 2011. The decrease was due to limited resources for marketing and promotions.

·	For the year ended December 31, 2012, depreciation and amortization expense amounted to $7,805 as compared to $24,565 for the year ended December 31, 2011

·	For the year ended December 31, 2012, Other income and expense which includes interest expense, interest income, financing expense, loss on extinguishment of debt and impairment expense, amounted to $2,684,956 as compared to $559,989 for the year ended December 31, 2011.

Interest expense. For the year ended December 31, 2012, interest expense increased to $61,600 as compared to $17,460 for the year ended December 31, 2011.  The increase was due to additional interest expense incurred from the notes payable to Asher.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate adequate amounts of cash to meet its needs for cash.  The following table provides certain selected balance sheet comparisons between December 31, 2012 and December 31, 2011:

	December 31,	December 31,	$	%
	2012	2011	Change	Change

Working Capital	$ 342,236	$ (237,721)	$ 579,957	243.40%
Cash	182,820	3,817	179,003	4689.62%
Total current assets	694,274	39,512	654,672	1656.89%
Total assets	739,708	141,933	597,775	421.17%
Accounts payable and accrued liabilities	197,113	91,562	105,551	115.28%
Notes payable and accrued interest	51,750	176,330	(124,580)	(70,65) %
Total current liabilities	352,038	277,233	74,805	26.98%
Total liabilities	352,038	277,233	74.805	26.98%

At December 31, 2012 our working capital increased as compared to December 31, 2011 primarily as a result of an increase in current asset of $654,672 mainly from capital raised from investors.

Operating activities

Net cash used for continuing operating activities during fiscal 2012 was $192,797 as compared to $196,259 for fiscal 2011. Non-cash items totaling approximately $3,223,569 contributing to the net cash used in continuing operating activities for fiscal 2012 include:

•	$100,000 in impairment expense
•	$33,333 in license revenues- noncash
•	$31,148 in financing fees from convertible notes payable
•	$230,473 in stock issued for consulting services
•	$260,905 in stock options for services
•	$15,000 in stock issued for note extension
•	$1,250 in bad debt
•	$15,000 in discount on notes payable
•	$2,497,367 from debt conversion related
•	$35,825 in strategic alliance expense related to strategic alliance with SSL5
•	$7,805 in depreciation and amortization
•	$62,129 in accounts payable and accrued expenses

Investing activities

Net cash used in investing activities was $0 for both fiscal 2012 and 2011.

Financing activities

Net cash provided by financing activities was $371,800 during fiscal 2012 as compared to $163,545 for fiscal 2011. During the fiscal 2012 period we generated $263,425 from the sale of our common stock, $101,125 from officer loans, $13,250 from notes payable to related parties, and paid $6,000 on convertible notes payable.

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

Going Concern

From our inception on February 23, 2007 through December 31, 2012, we have generated $702,833 in total revenues and we have incurred a net loss of $4,775,817. As of December 31, 2012, we had $182,820 in cash on hand, $4,173 in accounts receivable, $452,362 in loans receivable, $8,840 in accrued interest receivable, and $46,079 in prepaid expenses, for total current assets of $694,274, total fixed assets of $45,434, total liabilities of $352,038, an accumulated deficit of $5,211,671 and a stockholders' deficit of $387,670. In our auditor's report for fiscal year ended December 31, 2012 & 2011, our auditors expressed substantial doubt as to our ability to continue as a going concern. We anticipate incurring losses in the foreseeable future. We do not have an established source of revenue sufficient to cover our operating costs. Our ability to continue as a going concern is dependent upon our ability to successfully compete, operate profitably and/or raise additional capital through other means. If we are unable to reverse our losses, we will have to discontinue operations.

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

Significant changes in the number of employees

As of December 31, 2012, we have three employees. We are dependent upon our officers and directors for our future business development. As our operations expand we anticipate the need to hire additional employees, consultants and professionals; however, the exact number is not quantifiable at this time.

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

Item 8. Financial Statements and Supplementary Data.

Our financial statements are contained in pages F-1 through F-20, which appear at the end of this annual report.

Item 9. Changes in and Disagreements with Accountants On Accounting and Financial Disclosure.

There are no disagreements with our current accountants on any matters related to accounting and financial disclosure issues.  Our principal independent registered public accounting firm is Patrick Rodgers, CPA, PA. Their address is 309 East Citrus Street, Altamonte Springs, Florida 32701.

The report of Patrick Rodgers on our financial statements for the fiscal year ended December 31, 2012 and the report of De Joya Griffith, LLC on our financial statements for the fiscal year ended December 31, 2011 did not contain an adverse opinion or disclaimer of opinion, nor were they modified as to uncertainty, audit scope or accounting principles, other than to state that there is substantial doubt as to our ability to continue as a going concern. During our fiscal years ended December 31, 2012 and 2011, there were no disagreements between us and Patrick Rodgers or De Joya Griffith, LLC, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of Patrick Rodgers or De Joya Griffith, LLC, would have caused Patrick Rodgers or De Joya Griffith, LLC to make reference thereto in their reports on our audited financial statements.

Item 9A(T). Controls and Procedures.

(a) Evaluation of disclosure controls and procedures

We maintain “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934.  In designing and evaluating our disclosure controls and procedures, our management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of disclosure controls and procedures are met.  Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.  The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Based on his evaluation as of the end of the period covered by this Annual Report on Form 10-K, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective such that the information relating to our company, required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934.  Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  Our management has concluded that, as of December 31, 2012 our internal control over financial reporting is effective based on these criteria.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with our evaluation that occurred during our last fiscal quarter (our fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Position & Offices Held
Wayne Irving II	41	Chief Executive Officer
Bradon M. Graham	31	Chief Financial Officer
Vikram M. Pattarkine, Ph. D/	49	Director

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

Biography of Wayne Irving, Director, Chairman, CEO, and Secretary

Mr. Irving is a pioneer in mobile communications technology. He is responsible for the recent development of certain new safety and lifestyle-related mobile applications for Smartphones, tablet computers and other Smart handheld devices. He is considered an innovator with respect to mobile marketing and advertising. In addition, he maintains a high visibility with the general public and is recognized as a leading authority in the areas of mobile app design and mobile marketing through his frequent public appearances, both at industry conferences and at charitable fundraising events with non-profit organizations and other causes relating to curbing the practices of TWD (texting while driving), as well through his continued media exposure in print, Internet, and on radio and television.

The following provides a summary of Wayne Irving II’s recent and past work experience:

Iconosys, Inc. (November 2009 - Present) -- Mr. Irving is a co-founder of Iconosys and currently holds the positions of director, Chairman, CEO and CFO with the same company. Iconosys develops apps and technologies for iOS and Android OS Smartphones tablet computers and other Smart handheld devices, is a member of the National Organization for Youth Safety (NOYS) and the maker of the widely used and well publicized DriveReply™, SMSW!sh™, Trick or Tracker®, Word Bully™, Latchkey Kid™, Guards Up™, My Receipt Manager™, Tax Deduction Tracker™, and My Max Speed™ Smartphone apps, and is developing technologies and technology-driven products for its clients with a goal toward designing apps that enrich, enhance, and ultimately make safer and more convenient, our day-to-day lives.

Showerpros.com, Inc. (August 2004 – January 2008) -- Mr. Irving started Showerpros.com in the summer of 2004 as a temporary departure from the Internet and financial markets. From 2004 through July 2007, Showerpros completed more than 800 bathroom and kitchen remodels in Orange County, CA and more than 2,000 total residential and commercial projects, including engaging in all facets of general contracting as a CA-licensed General Contractor. In August 2006, Showerpros was awarded and completed a 660 Kitchen Remodel projects in Las Vegas, NV, where apartments were being converted to condominiums. In the wake of the housing industry/remodeling industry's well chronicled collapsed in the middle of 2007, Mr. Irving left this business and re-entered the hi-tech and clean-tech worlds.

Agilon Technologies, Inc. (November 2001 – July 2002) -- In 2001, Agilon was formed as a business consulting project by Mr. Irving to explore opportunities in alternate industries such as biotechnology. This company's stated mission was to utilize lessons-learned by Mr. Irving in running Internet and hi-tech companies in guiding the business strategies of new start-up and entrepreneur-led consulting clients.

Solutions Media, Inc. (August 1998 – August 2000) -- Mr. Irving was Chairman and CEO of Solutions Media, a convergence technology company focused initially on developing solutions for interactive television and "smarter" devices. As the company evolved, special attention began to be paid to the media distribution methods that devices utilized in delivering content to the user. Spinrecords.com was Solutions Media's flagship product. Early investors in Solutions Media included NY-based NetGain, Goldman Sachs, and others. Solutions Media further offered technology and consulting-based solutions to a number of companies.

Cyber Office Technologies, Inc. (1997 – 1998) -- Mr. Irving was Information Security Manager of Cyber Office Technologies, a venture of DuPont, and in this capacity supported the development of a mid-level accounting software package, similar to Peachtree accounting.

Echolink Interactive (1996 – 1997) -- Mr. Irving was a Microsoft Certified Systems Administrator consulting with regard to help desk solutions for a 40-employee firm that managed approximately 100 web development clients.

United States Marine Corps (April 1991 – April 1996) -- Mr. Irving was a Marine Sergeant. While serving as Maintenance Management Chief, 1st Marine Regiment, 1st Marine Division, Mr. Irving managed and taught classes on the usage of several systems including Maintenance Management Systems and Publications Management Systems. In addition, in his position of authority in the S-4 office for 3rd Battalion, 1st Marines, as well as later for the Headquarters for 1st Marine Regiment, Wayne was responsible for managing policies under the Commanding Officer's signature. Mr. Irving was meritoriously promoted 3 times and decorated 5 times for outstanding leadership in his field during his 5 years as a US Marine.

Biography of Brandon M. Graham, CFO

With 10 years of experience in the areas of financial planning and analysis, corporate development, investor relations and management consulting—including over 10,000 audit hours—Brandon M. Graham has a background in corporate finance, accounting, and investing. Mr. Graham serves as a manager for corporate financial planning and analysis for The Walt Disney Company, where he supports the Sourcing and Production Departments with financial and strategic analysis and implementation.

Prior to joining Registrant, Mr. Graham was responsible for leading the Financial Planning and Analysis Department for Tutor Perini Corp. (NYSE: TPC), a $6-billion global construction services provider. While at Tutor Perini, Mr. Graham was responsible for leading investor relations activities and developing buy-side relationships.

Mr. Graham served for four years at AECOM Technology Corp. (NYSE: ACM) as a Senior Analyst in Investor Relations and Corporate Development, where he was involved with more than $2 billion worth of acquisitions. Prior to his tenure at AECOM, Mr. Graham was a Senior Associate with the accounting firm KPMG, LLP, where he worked on audit and consulting engagements for clients in California, New York, Amsterdam and London.

Biography of Vikram M. Pattarkine, Ph.D., Director

Dr. Vikram M. Pattarkine, CEO of PEACE USA, has a distinguished career spanning more than 25 years as a chemical-environmental engineer with extensive international experience covering research, consulting, and training. He serves on several prestigious committees such as the Scientific and Technical Advisory Committee of the Chesapeake Bay Program and the Municipal Wastewater Treatment Design Committee of the Water Environment Federation. He has authored chapters in manuals, peer-reviewed papers, and made technical presentations at conferences worldwide. Mr. Pattarkine is also a member of the board of directors of Iconosys.

Dr. Pattarkine was the founding CTO of OriginOil, Inc., a renewable energy technology development company. During its formative months, he added outstanding value to the company by imparting scientific rigor to its technology development. Currently, he is involved with developing OriginOil’s wastewater applications and strategic international partnerships. Prior to joining OriginOil, he was Senior Vice President at Brinjac Engineering, an engineering design and consulting firm in Pennsylvania. Before that he was Director of Process Engineering at Environmental Dynamics Inc, an aeration systems manufacturing firm in Missouri. During the 1990s, he led the Environment and Natural Resources Management consulting practice of Tata Consultancy Services, Asia’s largest consulting firm.

Education:

Mr. Irving studied mathematics and general educational subjects at Mira Costa College in Oceanside, CA (1994-1996) and later studied computer science and pre-medical subjects while attending University of San Diego (1996-1998), where he was also President of Alpha Epilon Delta (the university's pre-medical student fraternity).

Mr. Graham holds a Bachelors Degree in Business Economics from the University of California, Santa Barbara and a Masters of Business Administration in Entrepreneurial Studies from the Marshall School of Business at the University of Southern California.

Dr. Pattarkine holds a Ph.D. in environmental engineering from Virginia Tech and a Master of Technology degree in chemical engineering from Nagpur University, India. He is an adjunct professor of environmental engineering at the University of Missouri and has also taught graduate students at Pennsylvania State University.

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

Board of Directors

Our board of directors currently consists of two members, Mr. Wayne Irving II and Mr. Vikram M. Pattarkine. Our directors serve one-year terms.

Audit Committee

The Company does not presently have an Audit Committee. The Board sits as the Audit Committee. No qualified financial expert has been hired because the company is too small to afford such expense.

Committees and Procedures

1.	The registrant has no standing audit, nominating and compensation committees of the Board of Directors, or committees performing similar functions. The Board acts itself in lieu of committees due to its small size.

2.	The view of the board of directors is that it is appropriate for the registrant not to have such a committee because its directors participate in the consideration of director nominees and the board and the Company are small.

3.	The members of the Board who acts as nominating committee is not independent, pursuant to the definition of independence of a national securities exchange registered pursuant to section 6(a) of the Act (15 U.S.C. 78f(a).

4.	The nominating committee has no policy with regard to the consideration of any director candidates recommended by security holders, but the committee will consider director candidates recommended by security holders.

5.	The basis for the view of the Board that it is appropriate for the registrant not to have such a policy is that there is no need to adopt a policy for a small company.

6.	The nominating committee will consider candidates recommended by security holders, and by security holders in submitting such recommendations.

7.	There are no specific, minimum qualifications that the nominating committee believes must be met by a nominee recommended by security holders except to find anyone willing to serve with a clean background.

8.	The nominating committee's process for identifying and evaluation of nominees for director, including nominees recommended by security holders, is to find qualified persons willing to serve with a clean backgrounds. There are no differences in the manner in which the nominating committee evaluates nominees for director based on whether the nominee is recommended by a security holder, or found by the board.

Code of Ethics

In December 2008 we adopted a Code of Business Conduct and Ethics which applies to our officers, directors, employees and consultants.  This Code outlines the broad principles of ethical business conduct we adopted, covering subject areas such as:

•	compliance with applicable laws and regulations.
•	handling of books and records.
•	public disclosure reporting.
•	insider trading.
•	discrimination and harassment.
•	health and safety.
•	conflicts of interest.
•	competition and fair dealing; and
•	protection of company assets.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors, and persons who beneficially own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common shares and other equity securities, on Forms 3, 4 and 5 respectively.  Executive officers, directors and greater than 10% stockholders are required by the Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) reports they file.  Based on our review of the copies of such forms received by us, and to the best of our knowledge, all executive officers, directors and persons holding greater than 10% of our issued and outstanding stock have filed the required reports in a timely manner during fiscal 2012.

Item 11. Executive Compensation

The following table sets forth certain compensation information for: (i) each person who served as the chief executive officer of our company at any time during the last two years, regardless of compensation level, and (ii) each of our other executive officers, other than the chief executive officer, serving as an executive officer at any time during 2012. The foregoing persons are collectively referred to herein as the "Named Executive Officers." Compensation information is shown for fiscal years 2012 and 2011.

Monster Offers Summary Compensation Table

		Year				Compen-
	Principal	Ending	Salary	Bonus	Awards	sation	Total
Name	Position	Dec. 31,	($)	($)	($)	($)	($)

Wayne Irving II (1)	CEO	2012	88,500	0	0	0	0
Brandon M. Graham (2)	CFO	2011	0	0	0	0	0
William F. Povondra, Jr (3)	Former Secretary/Director	2011	0	0	0	0	0
Vikram M. Pattarkine, PH.D. (4)	Director	2012	0	0	0	0	0
Paul Gain(5)	Former CEO/Director	2011	0	0	0	8,000	8,000

Note: (1) Wayne Irving II was appointed as an Officer and Director of the Company on May 15, 2012.

(2) Brandon M. Graham was appointed as the Company’s Chief Financial Officer on March 15, 2013.

(3) Vikram M Pattarkine, Ph.D. was appointed as Officers and/or Directors of the Company on November 9, 2012.

(4) William F. Povondra, Jr. was appointed as Officers and/or Directors of the Company on November 9, 2012. Mr. Povondra resigned as an officer of the Company effective February 13, 2013 and as a director effective February 20, 2013.

(5) Paul Gain resigned his position as CEO and Director of the Company on November 9, 2012.

We do not maintain key-man life insurance for our executive officer/director. We do not have any long-term compensation plans, stock option plans or employment agreements with our executive officer/director.

How Mr. Irvings compensation is determined

On August 1, 2011 the Company’s wholly owned subsidiary Ad Shark entered into an employment agreement with its President Wayne Irving. The term of employment shall be three (3) years, commencing on the August 1, 2011 and terminating on July 31, 2014 or at a later mutually agreeable date. Salary compensation is to be paid at the rate of $88,500 annually, payable on a monthly basis. On the anniversary of employment, this rate will increase 5% annually. At December 31, 2012 the Company had accrued wages of $127,219 which are included in accounts payable and accrued expenses balance.

Stock Option Grants

We did not grant any stock options to the executive officer or director from inception through fiscal year end December 31, 2012.

Outstanding Equity Awards at 2012 Fiscal Year-End

We did not have any outstanding equity awards as of December 31, 2012 to Company executives.

Option Exercises for Fiscal 2012

There were no options exercised by our named executive officer in fiscal year 2012.

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

Director Compensation

Our director was not paid any compensation during the fiscal year ending December 31, 2012.

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

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Outstanding Shares of Common Stock (1)

Wayne Irving II (2)	13,662,002	43.6%
Vikram M. Pattarkine, Ph.D. (3)	253,554	0.8%
Brandon S. Chabner, Esq. (4)	2,515,285	8.0%
Jeffrey Weiss (5)	4,946,756	15.7%

All Directors and Officers as a Group	14,023,829	44.7%

(1)	Percent of Class is based on 32,528,318 shares issued and outstanding as of March 25, 2013.

(2)	Wayne Irving II, 27665 Forbes Road, Laguna Niguel, CA 92677, is beneficial owner who has the ultimate voting control over 7,222,866 shares held in the name of Gecco Consulting, LLC, and 6,439,136 shares personally held. Not included in this ownership number are 332,313 shares owned by family members of Wayne Irving II.

(3)	Vikram M. Pattarkine, Ph.D., 27665 Forbes Road, Laguna Niguel, CA 92677.

(4)	Brandon S. Chabner, Esq., 27665 Forbes Road, Laguna Niguel, CA 92677. This number includes 37,935 shares owned by Mr. Chabner’s family trust.

(5)	Jeffrey Weiss, 1850 S. Avenue 9B, Yuma, AZ 85364.

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

The Company and its wholly owned subsidiary Ad Shark both have $300,000 line of credit agreements with Iconosys. Both line of credit agreements have terms of 4%, payable on demand. Iconosys is a related party to the Company through Wayne Irving, who is an officer of both Companies. Iconosys was also at one time the parent company to Ad Shark, Inc. At December 31, 2012 and 2011 the total loan receivable balance advanced to Iconsys is $452,362 and $0. At December 31, 2012 and 2011, the accrued interest receivable was $8,840 and $0.

In 2012 the Company had certain debts paid directly by Iconosys, a related party through Wayne Irving. The amount paid on behalf of the Company totaled $13,250 as of December 31, 2012 and were recorded as a note payable to related party. The note payable has terms of 0% interest and is payable on demand.

The Company was loaned money by Wayne Irving, an officer of the Company, with 0% interest and payable on demand. At December 31, 2012 and 2011 the loan from officer balance was $101,125 and $0.

Ad Shark Acquisition

The Chairman, Chief Executive Officer and Chief Financial Officer of Monster Offers is Wayne Irving II; Mr. Irving has been an officer and director of the Company since May 15, 2012. On November 9, 2012, Monster Offers entered into an Acquisition Agreement and Plan of Merger to acquire Ad Shark. At the time of this transaction, Wayne Irving II was also the Chief Executive Officer and a director of Ad Shark. He is also the Chief Executive Officer, Director and majority shareholder of Iconosys, Inc. (“Iconosys”), which owned Ad Shark prior to Iconosys’ spinoff (the “Spinoff”) of its shareholdings in Ad Shark to its shareholders. Subsequent to the Spinoff, Ad Shark merged with Monster Offers (the “Merger”). As a result of the Merger, Mr. Irving became the director, Chairman, Chief Executive Officer and Chief Financial Officer of the Company, which was the surviving entity of the Merger, and remains the largest shareholder of the Company. As a condition of the Merger between Monster Offers and Ad Shark, Monster Offers agreed to keep in full force and effect a three-year Employment Agreement between Ad Shark and Mr. Irving which was entered into on August 1, 2012.

As a condition of the Merger between Monster Offers and Ad Shark, Monster Offers agreed to keep in full force and effect and to honor an ISO (Independent Sales Organization) Agreement between Ad Shark and Iconosys for the duration of the agreement, which terminates in June, 2013. At the time that subject agreement was entered into by the parties, Wayne Irving II was a principal executive officer and director for both Ad Shark and Iconosys. This Agreement allows Ad Shark to receive compensation from Iconosys in exchange for services rendered by Ad Shark in connection with its acting as Iconosys’ Independent Sales Organization. Under the terms of this Agreement, at the time of the Merger, Iconosys currently had an obligation to pay Ad Shark approximately $75,000.

As a condition of the Merger between Monster Offers and Ad Shark, Monster Offers agreed to keep in full and effect and to honor the Engagement Agreement dated March 19, 2011 between the Law Office of Brandon S. Chabner, a Professional Corporation, and Ad Shark. Brandon S. Chabner, Esq., is a director and corporate officer of Iconosys and 5%-plus shareholder of Monster Offers. The above-referenced Engagement Agreement provides for the provision of discounted cash rate legal services in exchange for equity-based compensation.

As a condition of the Merger between Monster Offers and Ad Shark, Monster Offers agreed to keep in full and effect and to honor a Line of Credit Agreement dated June 19, 2012 (the “LOC Agreement”) between Ad Shark, as “Lender,”, and Iconosys, as “Borrower.” This is a $300,000 revolving line of credit, pursuant to which, as of the effective time of the Merger, Iconosys has an obligation to repay Ad Shark approximately $271,000 in borrowings. This represents funds borrowed by Iconosys from Ad Shark on various dates during the period June 19, 2012 through October 9, 2012. Monster Offers agreed to assume Ad Shark’s rights and obligations under the LOC Agreement as an integral part of this Merger. As of the Effective Time of the Merger, Monster Offers also owed Iconosys approximately $75,000 in repayments of monies previously borrowed by Monster Offers from Iconosys, and which obligation, as agreed to by Monster Offers and Ad Shark in the Merger Agreement, may be offset by Iconosys against Iconosys’ repayment obligations to Monster Offers under the LOC Agreement.

As a condition of the Merger between Monster Offers and Ad Shark, Monster Offers agreed to keep in full effect two separate Consulting Agreements, each dated June 1, 2012, between Ad Shark and Paul Gain, a former officer and director of Monster Offers, and between Ad Shark and Paul West. Under each of these Consulting Agreements, Ad Shark paid grants of Common Stock of Five Million (5,000,000) and One Million Five Hundred Thousand (1,500,000) of restricted Ad Shark shares to Mr. Gain and Mr. West, respectively, for past consulting services rendered to Ad Shark. As part of these Consulting Agreements, each of Messrs. Gain and West entered into a Confidentially Agreement pursuant to which (i) they each agreed to keep Ad Shark proprietary information confidential, and (ii) for a period of twelve (12) months immediately following the termination of their applicable Consulting Agreement, they each agreed not to solicit Ad Shark employees or independent contractors.

Iconosys Acquisition

On March 4, 2013, we entered into a Master Purchase Agreement (the “Master Agreement”), an Asset Purchase and Domain Name, Web Site Content and Trademark Assignment Agreement (the “APA”), and a Stock Purchase Agreement (the “SPA” and together with the Master Agreement and the APA, the “Purchase Agreements”) with Iconosys.

The Company and Iconosys entered into the Purchase Agreements in order for the Company to purchase, and for Iconosys to sell, certain intellectual property assets, including, without limitation, domain names, trademarks, and smart phone apps, and 15,046,078 shares of Iconosys common stock, $0.001 par value, in exchange for, among other consideration, the Company’s cancellation of the outstanding debt arising under the LOC Agreement. The stock was sold through the SPA pursuant an exemption from registration under the Securities Act of 1933, in reliance on Section 4(2) thereof and Rule 506 of Regulation D thereunder.

Promoters

Among our officers and directors, Mr. Wayne Irving II can be considered a promoter of the Company in consideration of his participation and managing of the business of the Company.

Item 14. Principal Accountant Fees and Services.

Patrick Rodgers CPA, PA served as our principal independent public accountants for the fiscal year ending December 31, 2012. De Joya Griffith & Company, LLC served as our principal independent public accountants for the fiscal years ending December 31, 2011. Aggregate fees billed to us for the years ended December 31, 2012 and 2011 were as follows:

	For Year Ended December 31,	For the Year Ended December 31
	2012	2011
Audit Fees (1)	$10,000	$22,150
( Audit-Related Fees	$2,000	$2,000
(3 Tax Fees
( All Other Fees

Total fees paid or accrued to our principal auditors

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

Audit Committee Policies and Procedures

We do not have an audit committee; therefore our directors pre-approve all services to be provided to us by our independent auditor. This process involves obtaining (i) a written description of the proposed services, (ii) the confirmation of our Principal Accounting Officer that the services are compatible with maintaining specific principles relating to independence, and (iii) confirmation from our securities counsel that the services are not among those that our independent auditors have been prohibited from performing under SEC rules. Our sole director then makes a determination to approve or disapprove the engagement of De Joya Griffith & Company, LLC for the proposed services. In the fiscal year ending December 31, 2010, all fees paid to De Joya Griffith & Company, LLC were unanimously pre-approved in accordance with this policy.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

 The following information required under this item is filed as part of this report:

(a)	Exhibit Index

Incorporated by reference

Exhibit	Exhibit Description	Filed herewith	Form	Period Ending	Exhibit	Filing Date
3.1	Articles of Incorporation		SB-2		3.1	01/15/08
3.2	By-laws as currently in effect		SB-2		3.2	01/15/08
3.2	Amended Articles of Incorporation		SB-2		3.3	01/12/12
10.1	Asset Exchange Agreement by and between Monster Offers and Prime Mover Global, LLC, dated August 5, 2010		8-K		10.1	09/02/10
10.2	Share Lock-Up Agreement with Scott J. Gerardi, dated August 6, 2010		8-K		10.2	09/02/10
10.3	Share Lock-Up Agreement with Powerhouse Development, dated August 6, 2010		8-K		10.3	09/02/10
10.4	Share Lock-Up Agreement with Paul Gain, dated August 6, 2010		8-K		10.4	09/02/10
10.5	Share Lock-Up Agreement with Jonathan W. Marshall, dated August 6, 2010		8-K		10.5	09/02/10
10.6	Investor and Public Relations Agreement between Monster Offers and Emerging Growth Research, LLC, date November 10, 2010		8-K		10.9	11/19/10
10.7	Exchange and Hold Harmless Agreement with Scott J. Gerardi dated November 19, 2010	X	8-K		10.7	11/24/10
10.8	Drawdown Equity Financing Agreement between Monster Offers and Auctus Private Equity Fund, LLC, dated December 23, 2010.		8-K		10.6	01/03/11
10.9	Registration Rights Agreement between Monster Offers and Auctus Private Equity Fund, LLC, dated December 23, 2010.		8-K		10.7	01/03/11
10.10	Consulting Agreement with Christina R. Hansen, dated January 21, 2011		S-8		10.1	01/27/11
10.11	Investor and Public Relations Agreement between Monster OFFERS and Equititrend Advisors, LLC, dated January 21, 2011		8-K		10.11	02/03/11
10.12	Strategic Alliance and Licensing Agreement between Monster OFFERS and SSL5, dated March 14, 2011		8-K		10.12	03/16/11
23.1	Consent letter from DeJoya Griffith, LLC	X
31.1	Certification of President and Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act	X	8-K		99.1	09/30/11
32.1	Certification of President and Principal Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act	X	8-K		99.2	09/30/11
	Consulting Agreement with Jeffrey Weiss, dated April 9, 2012		8-K			04/30/12
	Consulting Agreement with Cleverson Schmidt, dated April 23, 2012		8-K			6/28/12
	Acquisition and Plan of Merger Agreement with AdShark, dated 11/9/12 (+ Articles of Merger)		8-K			11/13/12

Consulting Agreement between AdShark and Paul West, dated 6/1/12	8-K	11/13/12
Line of Credit Agreement between AdShark and Iconosys, dated 6/19/12	8-K	11/13/12
Engagement Agreement between AdShark and The Law Office of Brandon S. Chabner, dated 3/19/11	8-K	11/13/12

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Monster Offers Registrant

/s/ Wayne Irving II
Name: Wayne Irving II
Principal Executive Officer Principal Financial Officer

Date: April 16, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities and on the dates indicated have signed this report below.

/s/ Wayne Irving II
Name: Wayne Irving II
Principal Executive Officer Principal Financial Officer

Date: April 16, 2013

Table of Contents

Page
Financial Statements of Monster Offers:

Report of Independent Registered Public Accounting Firm	F-2

Report of Independent Registered Public Accounting Firm	F-3

Consolidated Balance Sheets as of December 31, 2012 and 2011	F-4

Consolidated Statements of Operations for the Years ended December 31, 2012 and 2011, and from Inception (February 23, 2007) to December 31, 2012	F-5

Consolidated Statement of Stockholders' Deficit for Years ended December 31, 2012 and 2011, and from Inception (February 23, 2007) to December 31, 2012	F-6

Consolidated Statement of Cash Flows for the Years ended December 31, 2012 and 2011, and from Inception (February 23, 2007) to December 31, 2012	F-7

Notes to the Consolidated Financial Statements	F-8

Patrick Rodgers, CPA, PA

309 E. Citrus Street

Altamonte Springs, FL 32701

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

Monster Offers, Inc.

I have audited the accompanying balance sheets of Monster Offers, Inc. as of December 31, 2012 and the statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2012. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor was I engaged to perform, an audit of its internal control over financial reporting. My audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, I express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Monster Offers, Inc. as of December 31, 2012 and the results of its operations and its cash flows for the year period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has experienced losses from operations since inception, and it does not have a source of revenue sufficient to cover its operating costs. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in this regard are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Patrick Rodgers, CPA, PA

Altamonte Springs, Florida

April 15, 2013

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

De Joya Griffith & Company, LLC

/s/ De Joya Griffith & Company, LLC

Henderson, NV

April 16, 2012

MONSTER OFFERS
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
Assets:	2012	2011
Current Assets
Cash	$ 182,820	$ 3,817
Accounts receivable, net of allowance for doubtful
accounts of $1,250 and $0	4,173	9,423
Loan receivable to related party	452,362	-
Interest receivable	8,840	-
Prepaid expenses	46,079	26,272

Total Current Assets	694,274	39,512

Fixed Assets
Property and equipment, net	1,248	-
Website, net	44,186	-

Total Fixed Assets	45,434	-

Other Assets
Investment in Iconosys	-	100,000
Unamortized financing fees	-	2,421

Total Other Assets	-	102,421

Total Assets	$ 739,708	$ 141,933

Liabilities and Stockholders' Equity:
Current Liabilities
Accounts payable & accrued expenses	$ 197,113	$ 58,229
Accrued interest	2,050	9,341
Unearned Revenues	-	33,333
Loan from officer	101,125	-
Notes payable to related party	13,250	-
Convertible notes payable, net of unamortized discount
of $0 and $37,131, respectively	38,500	176,330

Total Liabilities	352,038	277,233

Stockholders' Equity:
Common stock, $0.001 par value 75,000,000 shares
authorized, 3,389,361 and 220,568 shares issued and
outstanding, respectively	3,389	221
Additional paid in capital	4,835,503	910,385
Stock subscription payable	760,449	486,575
Deficit accumulated during the development stage	(5,211,671)	(1,532,481)
Total stockholders' equity (deficit)	387,670	(135,300)

Total Liabilities and Stockholders' Equity	$ 739,708	$ 141,933

The accompanying notes are an integral part of these financial statements.

MONSTER OFFERS
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

			From Inception
			(February 23, 2007) to
	For the Years Ended December 31,		December 31,
	2012	2011	2012
Revenues
Commission revenues	$ 46,000	$ 156,608	$ 203,385
Commission revenues related party	-	-	326,247
License revenues	33,333	66,667	100,000
Service- related party	-	-	73,201
Total revenues	79,333	223,275	702,833

Cost of services	-	-	249,828

Gross Profit	79,333	223,275	453,005

Operating expenses:
General and administration	215,710	126,125	515,713
Consulting	325,768	324,560	1,060,946
Salaries	55,456	144,200	259,656
Marketing and promotions	4,370	10,123	40,271
Depreciation and amortization	7,805	24,565	32,370
Professional fess	28,605	32,589	100,802
Total operating expenses	637,714	662,162	2,009,758

Loss from operations	(558,381)	(438,887)	(1,556,753)

Other income and (expenses):
Interest expense	(61,600)	(17,460)	(80,891)
Interest income	5,159	-	5,159
Financing expense	(31,148)	(117,940)	(160,987)
Loss on extinguishment of debt	(2,497,367)	-	(2,497,367)
Debt forgiveness	-	846	6,456
Refund on expenses	-	-	34,000
Impairment expense	(100,000)	(425,435)	(525,435)
Total other income and (expenses)	(2,684,956)	(559,989)	(3,219,065)

Net loss before taxes	(3,243,336)	(998,876)	(4,775,817)

Tax provisions	-	-	-

Net loss after taxes	$ (3,243,336)	$ (998,876)	$ (4,775,817)

Basic & diluted loss per share	$ (1.42)	$ (6.09)

Weighted average shares outstanding	2,289,099	164,039

The accompanying notes are an integral part of these financial statements.

MONSTER OFFERS
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

			Additional	Common	Common
	Common Stock		Paid in	Stock	Stock	Accumulated
	Shares	Amount	Capital	Receivable	Payable	Deficit	Total
Contributed Capital, February 2007	-	$ -	$ 400	$ -	$ -	$ -	$ 400
Founder shares issued for services	56,250	56	11,194	-	-	-	11,250
Contributed Capital	-	-	585	-	-	-	585
Tropical PC spin off shares	4,050	4	(4)	-	-	-	-
Shares returned to Company	(3,000)	(3)	3	-	-	-	-
Shares issued pursuant to offer	37,500	38	33,712	-	-	-	33,750
Net loss	-	-	-	-	-	(6,595)	(6,595)
Balance December 31, 2007	94,800	95	45,890	-	-	(6,595)	39,390

Net loss	-	-	-		-	(41,556)	(41,556)
Balance December 31, 2008	94,800	95	45,890	-	-	(48,151)	(2,166)

Private placement	67,500	67	13,432	(1,000)	-	-	12,499
Net income	-	-	-	-	-	8,741	8,741
Balance December 31, 2009	162,300	162	59,322	(1,000)	-	(39,410)	19,074

Cancellation of unearned shares	(5,000)	(5)	(995)	1,000	-	-	-
Shares issued for cash	40,000	40	7,960	(8,000)	-	-	-
Shares issued for services	3,662	4	462,833	(400)	-	-	462,437
Net loss	-	-	-		-	(494,195)	(494,195)
Balance December 31, 2010	200,962	201	529,120	(8,400)	-	(533,605)	(12,684)

Shares issued for services	2,000	2	155,998	-	750	-	156,750
Shares issued for license	-	-	-	-	450,000	-	450,000
Issuance of stock
options for services	-	-	14,302	-	-	-	14,302
Shares issued as part of strategic
alliance	-	-	-	-	35,825	-	35,825
Shares issued for conversion of							-
notes payable	16,296	16	202,776	-	-	-	202,792
Sale of stock at 3% discount	1,309	1	13,190	-	-		13,191
Financing fees incurred							-
on sale of stock	-	-	(5,000)	-	-	-	(5,000)
Write off of stock receivable	-	-	-	8,400	-	-	8,400
Net loss	-	-	-	-	-	(998,876)	(998,876)
Balance December 31, 2011	220,567	220	910,386	-	486,575	(1,532,481)	(135,300)

Shares issued for debt settlement	2,732,156	2,732	2,724,085	-	-	-	2,726,817
Shares issued as part of strategic
alliance	834	1	35,824	-	(35,825)	-	-
Stock options for services	-	-	260,905	-	-	-	260,905
Shares issued for services	430,000	430	226,710	-	3,333	-	230,473
Stock subscription payable	-	-	-	-	278,426	-	278,426
Shares issued for note extension	5,000	5	14,995	-	-	-	15,000
Stock split adjustment	803	1	-	-	-	-	1
Effect from share exchange
agreement with Ad Shark, Inc.	-	-	662,598	-	27,940	(435,854)	254,684
Net loss	-	-	-	-	-	(3,243,336)	(3,243,336)
Balance December 31, 2012	3,389,360	$ 3,389	$ 4,835,503	$ -	$ 760,449	$ (5,211,671)	$ 387,670

The accompanying notes are an integral part of these financial statements.

MONSTER OFFERS
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			From Inception
			(February 23, 2007)
	For the Year Ended		to
	December 31,		December 31,
	2012	2011	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss for the period	$ (3,243,336)	$ (998,876)	$ (4,775,817)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Impairment loss	100,000	425,435	525,435
License revenues- non cash	(33,333)	(66,667)	(100,000)
Non-cash compensation	-	8,400	8,400
Forgiveness of debt	-	(846)	(846)
Financing fees	31,148	117,940	160,987
Stock for services	230,473	171,051	863,960
Stock options for services	260,905	-	260,905
Stock for note extension	15,000	-	15,000
Bad debt	1,250	-	1,250
Discount on notes payable	15,000	-	15,000
Loss on extinguishment of debt	2,497,367	-	2,497,367
Strategic alliance costs	35,825	10,053	45,878
Effect from share exchange	24,618	-	24,618
Depreciation and amortization	7,805	24,565	32,370
Changes in Operated Assets and Liabilities:
Decrease (increase) in prepaids	(19,807)	51,667	(19,807)
Increase (decrease) in accounts receivable	4,000	(3,071)	929
Increase in interest receivable	(5,159)	-	(5,159)
Decrease in unamortized financing fees	2,421	2,308	(6,919)
Increase in loan receivable to related party	(171,812)	-	(171,812)
Increase in accounts payable and accrued expenses	62,129	44,077	117,006
Increase (decrease) in accrued interest	(7,291)	17,705	12,245
Net cash (used) in operating activities	(192,797)	(196,259)	(499,010)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of stock	263,425	11,045	331,970
Proceeds from officer loan	101,125	-	101,125
Proceeds from convertible notes	-	152,500	240,500
Payments on convertible notes	(6,000)	-	(6,000)
Proceeds from notes payable to related party	13,250	-	13,250
Contributed Capital	-	-	985
Net Cash Provided by Financing Activities	371,800	163,545	681,830

Net (Decrease) Increase in Cash	179,003	(32,714)	182,820
Cash at Beginning of Period	3,817	36,531	-
Cash (Overdraft) at End of Period	$ 182,820	$ 3,817	$ 182,820

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Stock issued for purchase of license	$ -	$ 450,000	$ 450,000

Stock issued for conversion of notes	$ 2,726,817	$ 202,792	$ 2,929,609

The accompanying notes are an integral part of these financial statements.

Monster Offers

(A Development Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2012 and 2011

NOTE 1 – ORGANIZATION & BUSINESS DESCRIPTION

Monster Offers (a development stage company) (the "Company") was incorporated under the laws of the State of Nevada, as Tropical PC Acquisition Corporation on February 23, 2007 ("Inception"). On November 9, 2012 the Company executed a share exchange agreement with Ad Shark, Inc., a privately-held California corporation incorporated April 12, 2011. As a result of the share exchange agreement Ad Shark, Inc. became a wholly owned subsidiary of the Company. Ad Shark, Inc. organizes advertising sales efforts by constructing media and advertising delivery systems for Smartphone and Tablet application developers including the delivery of mobile banners, mobile video, mobile text messaging, and mobile email advertising.

The Company is a popular daily deal aggregator, collecting daily deals from multiple sites in local communities across the U.S. and Canada. Focused on providing innovation and utility for Daily Deal consumers and providers, the company collects and publishes thousands of daily deals and allows consumers to organize these deals by geography or product categories, or to personalize the results using keyword search. The Company has been unable to commence its primary operations to-date due to lack of sufficient working capital, and therefore remains a Development Stage Company.

The Company earns fees via marketing services including the online promotion of its affiliate partners daily deals through its website, selling of industry data and analysis reports, and executing internet and social marketing campaigns for customers.

NOTE 2 - GOING CONCERN

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. Since inception (February 23, 2007) through December 31, 2012 the Company recognized an accumulated deficit during development stage of approximately $4,779,622. The Company's ability to continue as a going concern is contingent upon its ability to achieve and maintain profitable operations, and the Company’s ability to raise additional capital as required.

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

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting

These financial statements are prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America (“US GAAP”).

Principles of Consolidation

The accompanying consolidated financial statements include all of the accounts of the Company and Ad Shark, Inc. as of December 31, 2012. Ad Shark, Inc. was acquired through a share exchange agreement on November 9, 2012. Therefore, the Company only reports the profits and losses from Ad Shark, Inc. after the date of merger. All intercompany balances and transactions have been eliminated.

Development Stage Company

The Company is currently a development stage enterprise reporting under the provisions of FASB ASC Topic 915, Development Stage Entity. The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

Monster Offers

(A Development Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2012 and 2011

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES (continued)

Reclassification

On April 9, 2011, the Company executed a 300 to 1 reverse stock split, which was retrospectively applied to all financial statements, including the comparative balance sheet as of December 31, 2011.

Cash and Cash Equivalents

The Company considers all short-term investments with a maturity of three months or less at the date of purchase to be cash equivalents. As of December 31, 2012 and 2011, there are no cash equivalents.

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

Advertising

Advertising costs are expensed when incurred. The Company incurred advertising expenses of $4,370 and $10,123 for the years ended December 31, 2012 and 2011, respectively. For the period since inception on February 23, 2007 through the year ended December 31, 2012, the Company has incurred advertising expenses of $40,271.

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

Accounts receivable

Accounts receivable are stated at the amount management expects to collect from balances outstanding at year end. Management provides for probable uncollectible amounts through a charge to earnings and a credit to an allowance based on its assessment of the current status of individual accounts. Balances that are still outstanding after management has used reasonable collection efforts are written off through a charge to the valuation allowance. As of December 31, 2012 and December 31, 2011, we have $5,423 and $9,423, respectively, in accounts receivable and $1,250 and $0 charged to allowance for doubtful accounts.

Equipment

Equipment is stated at cost, less accumulated depreciation. Depreciation is provided principally on the straight-line method over the estimated useful lives of the assets, which at December 31, 2021 consist of computer equipment, which is 3 years. The cost of repairs and maintenance is charged to expense as incurred. Expenditures for equipment betterments and renewals are capitalized. Upon sale or other disposition of a depreciable asset, cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in other income or expense.

Monster Offers
(A Development Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2012 and 2011

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES (continued)

Equipment (continued)

The Company will periodically evaluate whether events and circumstances have occurred that may warrant revision of the estimated useful lives of equipment and website development costs or whether the remaining balance of equipment should be evaluated for possible impairment. The Company uses an estimate of the related undiscounted cash flows over the remaining life of the equipment in measuring their recoverability.

Website Development Costs

The Company recognizes the costs associated with developing a website in accordance with FASB ASC 350-50 “Website Development Costs”. Accordingly costs associated with the website consist primarily of website development costs paid to a third party. These capitalized costs are amortized based on their estimated useful life over two years upon the website becoming operational. Internal costs related to the development of website content will be charged to operations as incurred.

Fair Value of Financial Instruments

The carrying amounts of the financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities, approximate fair value due to the short maturities of these financial instruments. The notes payable are also considered financial instruments whose carrying amounts approximate fair values.

Intangible assets

The Company follows Financial Accounting Standard Board’s (FASB) Codification Topic 350-10 (“ASC 350-10”), “Intangibles - Goodwill and Other” to determine the method of amortization of its intangible assets. The Company’s intangible assets are capitalized at historical cost and are amortized over their useful lives. The Company amortizes its license of SSL5 intellectual property using the straight-line method over an estimated useful life of 10 years (see Note 8).

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

Monster Offers

(A Development Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2012 and 2011

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

NOTE 4 – PROPERTY & EQUIPMENT

Property and equipment consists of the following at December 31, 2012 and 2011:

	2012	2011
Property and equipment, net	$ 2,364	$ -
Less: accumulated depreciation	1,116	-
Property and equipment, net	$ 1,248	$ -

The Company acquired the property and equipment through the share exchange agreement with Ad Shark, Inc. on November 9, 2012. Therefore the Company only recognized depreciation on the equipment after the share exchange date. Depreciation expense for the years ended December 31, 2012 and 2011 totaled $197 and $0.

NOTE 5 – WEBSITE DEVELOPMENT COSTS

Website development costs consist of the following at December 31, 2012 and 2011:

	2012	2011
Website	$ 91,298	$ -
Less: accumulated amortization	47,112	-
Website, net	$ 44,186	$ -

The Company acquired the website asset through the share exchange agreement with Ad Shark, Inc. on November 9, 2012. Therefore the Company only recognized amortization expense on the website after the share exchange date. Amortization expense for the years ended December 31, 2012 and 2011 totaled $7,608 and $0.

NOTE 6 – STOCK SPLIT

On April 9, 2011, the Company executed a 300 to 1 reverse stock split, which was retrospectively applied to all financial statements, including the comparative balance sheet as of December 31, 2011.

NOTE 7 – SHARE EXCHANGE AGREEMENT

On November 9, 2012 the Company acquired Ad Shark Inc., a privately-held California corporation, through a share exchange agreement whereby the Company will issue 27,939,705 common shares in exchange for all the outstanding equity of Ad Shark, Inc. As a result of the share exchange, Ad Shark, Inc. became a wholly owned subsidiary of the Company. As of December 31, 2012, no shares have been issued pertaining to the share exchange agreement. The Company has reported the issuable shares as a stock subscription payable on the balance sheet and statement of stockholders’ equity.

Monster Offers

(A Development Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2012 and 2011

NOTE 8 - STOCKHOLDERS' DEFICIT

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

On March 14, 2011, the Company entered into a Strategic Alliance and Licensing agreement with SSL5. As part of the agreement, the Company agreed to issue 10,000 (post-split) unregistered restricted shares as consideration for an exclusive license of SSL5 existing intellectual property. The transaction was valued at the market value of $45 per share (post-split) for a total of $450,000, and recorded as stock payable. See Note 10 for further details of the agreement.

During the quarter ended June 30, 2011, the Company issued a total of 6,541 (post-split) shares of common stock to Asher Enterprises for the conversion of two convertible notes payable. See Note 10 for further details of these conversions.

On May 6, 2011, the Company entered into a Strategic Alliance and License agreement with Iconosys, Inc. In accordance with the terms of the agreement, the Company agreed to issue 834 (post-split) shares of common stock to Iconosys as part of consideration for services to be performed in conjunction with the alliance and license agreement. These shares were valued at the market value of $43 per share (post-split) for a total of $35,825, and recorded as stock payable. See Note 14 for further details of the agreement.

On July 8, 2011, the Company sold 617 (post-split) shares of free-trading common stock for a total of $6,988 (of which $700 was recorded to reduce APIC for the $5,000 origination fee payable) to Auctus Private Equity Fund, LLC in accordance with the terms of the Drawdown Equity Financing Agreement entered into on December 29, 2010 (see note 9).

On July 19, 2011, the Company sold 255 (post-split) shares of free-trading common stock for a total of $2,680 (of which $500 was recorded to reduce APIC for the $5,000 origination fee payable) to Auctus Private Equity Fund, LLC in accordance with the terms of the Drawdown Equity Financing Agreement entered into on December 29, 2010 (see note 9).

On July 28, 2011, the Company sold 92 (post-split) shares of free-trading common stock for a total of $1,014 (of which $447 was recorded to reduce APIC for the $5,000 origination fee payable) to Auctus Private Equity Fund, LLC in accordance with the terms of the Drawdown Equity Financing Agreement entered into on December 29, 2010 (see note 9).

On August 9, 2011, the Company issued 1,594 (post-split) shares of common stock to Asher Enterprises for the conversion of $11,000 in principal of outstanding convertible notes payable. See Note 11 for further details of these conversions.

On August 19, 2011, the Company sold 345 (post-split) shares of free-trading common stock for a total of $2,511 (of which $500 was recorded to reduce APIC for the $5,000 origination fee payable) to Auctus Private Equity Fund, LLC in accordance with the terms of the Drawdown Equity Financing Agreement entered into on December 29, 2010 (see note 9).

On September 2, 2011, the Company issued 3,134 (post-split) shares of common stock to Asher Enterprises for the conversion of $11,000 in principal of outstanding convertible notes payable. See Note 10 for further details of these conversions

Monster Offers

(A Development Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2012 and 2011

NOTE 8 - STOCKHOLDERS' DEFICIT (continued)

On December 22, 2011, the Company issued 5,027 (post-split) shares of common stock to Asher Enterprises for the conversion of $8,000 in principal and $1,200 in accrued interest of outstanding convertible notes payable. See Note 10 for further details of these conversions.

On February 14, 2012, the Company issued 10,753 shares of common stock to Asher Enterprises for the conversion of $10,000 in principal of outstanding convertible notes payable. See Note 11 for further details of these conversions.

On February 23, 2012, the Company issued 834 shares of common stock to Iconosys to satisfy $35,825 of stock payable as part of the license agreement entered into on May 16, 2011. See Note 13.

On March 13, 2012, the Company issued 10,186 shares of common stock to Asher Enterprises for the conversion of $5,500 in principal of outstanding convertible notes payable. See Note 11 for further details of these conversions.

On April 17, 2012, the Company issued 11,217 shares of common stock to Asher Enterprises for the conversion of $1,300 in principal of outstanding convertible notes payable and $831 in accreted discount. See Note 11 for further details of these conversions.

During the second quarter, Asher Enterprises took actions that were not beneficial to the Company or its Shareholders. As a result, on April 26, 2012, the Company issued a total of 2,700,000 shares of common stock to two related-party investors in exchange for them paying off $73,500 in our convertible notes to Asher Enterprises and forgiving $21,121 in other advances the shareholders had made to the Company, a total liability of $94,621. Though these shares are unregistered and restricted, the SEC requires that they be valued as though they were not. Accordingly, these shares were valued at the fair value of $1 per share and we recognized a non-cash loss on settlement of debt associated with this stock issuance of $2,497,367 million. See note 11.

On April 9, 2012, the Company issued 5,000 shares of its common stock for service rendered by a consultant. The shares were valued at the closing stock price on the date of issuance which was $1.95. This resulted in the Company recording an expense of $9,750.

On June 24, 2012, the Company issued 150,000 shares of its common stock for service rendered by a consultant. The shares were valued at the closing stock price on the date of issuance which was $1.25. This resulted in the Company recording an expense of $187,500.

On June 28, 2012 the Company issued 25,000 shares of its value common stock for service rendered by a consultant. The shares were valued at the closing stock price on the date of issuance which was $1.00. This resulted in the Company recording an expense of $25,000.

On July 1 and September 7, 2012, the Company issued a total of 250,000 shares for the exercise of 250,000 cashless stock options issued to two consultants in the previous quarter.

On November 9, 2012 the Company acquired Ad Shark Inc., through a share exchange agreement whereby the Company will issue 27,939,705 common shares in exchange for all the outstanding equity of Ad Shark, Inc (see note 7). As of December 31, 2012, no shares have been issued pertaining to the share exchange agreement. The Company has reported the issuable shares as a stock subscription payable on the balance sheet and statement of stockholders’ equity.

On November 27, 2012 the Company issued 5,000 shares to Tangier Investors as consideration for extending the outstanding note payable.

In the fourth quarter of 2012 the Company received $278,425 in cash from investors for the future issuance of 506,228 common shares. Of the $278,425 cash for stock, $15,000 was deposited directly into Iconosys bank account and was recorded as a loan receivable to related party on the balance sheet. The shares were not issued as of December 31, 2012 therefor were recorded as stock subscription payable. At December 31, 2012 the Company has 3,389,361 shares outstanding, respectively.

Monster Offers

(A Development Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2012 and 2011

NOTE 8 - STOCKHOLDERS' DEFICIT (continued)

Stock Options

On March 14, 2011, as part of the Strategic Alliance and Licensing agreement, the Company entered into a consulting agreement with SSL5, providing stock options and a seat on the Monster Offers board of directors to develop ongoing product strategy and development services. In accordance with the terms of the agreement, the consulting company is entitled to purchase a total of 6,667 (post-split) unregistered restricted shares of the Company over the term of the agreement of two years. Upon the completion of each 6-month period, a total of 1,667 shares (post-split) will become vested and available for purchase by the Consultant. The price of these shares will be at $0.3 (post-split) per share, or par value. In the event that the Company is sold or merged with another company, all remaining unvested shares will become fully vested immediately prior to any such transaction.

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

On May 12, 2012, the company entered into a consulting agreement with Thomas Cook Law Firm providing 150,000 stock options which were valued at $134,850. The options were valued using Black-Scholes option pricing model based upon the following assumptions: term of .25 years, risk free interest rate of 0.10%, a dividend yield of 0% and a volatility rate of 319%. All of the stock options were exercised in July of 2012.

On May 24, 2012, the company entered into a consulting agreement with Marlena Niemann providing 100,000 stock options which were valued at $124,900. The options were valued using Black-Scholes option pricing model based upon the following assumptions: term of .25 years, risk free interest rate of 0.21%, a dividend yield of 0% and a volatility rate of 318%. All of the stock options were exercised in September of 2012.

As of September 13, 2012, 1,667 shares fully vested in accordance with the agreement and were revalued at $1,424 using the Black-Scholes option pricing model based upon the following assumptions: term of .5 years, risk free interest rate of 0.13%, a dividend yield of 0% and a volatility rate of 299%.

A pro-rated portion of the unvested stock options for the service period from September 14 to December 31, 2012, totaling 972 shares, have been valued at $1,268 using the Black-Scholes option pricing model based upon the following assumptions: term of .2 years, risk free interest rate of 0.14%, a dividend yield of 0% and a volatility rate of 295%

Monster Offers

(A Development Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2012 and 2011

NOTE 8 - STOCKHOLDERS' DEFICIT (continued)

The following summarizes pricing and term information for options issued to consultants that are outstanding as of December 31, 2012 and 2011:

	Year ended December 31, 2012			Year ended December 31, 2011
		Weighted			Weighted
		Average	Aggregate		Average	Aggregate
	Number of	Exercise	Intrinsic	Number of	Exercise	Intrinsic
Stock Options	Options	Price	Value	Options	Price	Value

Balance at beginning of year	6,667	$ 0.30	-	6,667	$ 0.30	-

Granted	250,000	$0.001	-	-	-	-
Exercised	(250,000)	-	-	-	-	-
Forfeited	-	-	-	-	-	-

Balance at end of year	6,667	0.30	-	6,667	0.37	-

Options exercisable at end of year	5,000	$ 0.30	-	1,667	$ 0.30	-

Weighted average fair value of
options granted during year		-			-

The fair value of the options was based on the Black Scholes Model using the following assumptions:

	2012	2011
Exercise price:	$0.30	$0.30
Market price at date of grant:	$1.00	$1.00
Volatility:	229%-311%	175%-216%
Expected dividend rate:	0%	0%
Risk-free interest rate:	0.13%-0.21%	0.21%-0.61%

The following activity occurred under the Company’s plans:

	December 31,	December 31,
	2012	2011
Weighted-average grant date fair value of options granted	$-	$-
Aggregate intrinsic value of options exercise	N/A	N/A
Fair value of options recognized as expense	$2,645	$14,436

Monster Offers

(A Development Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2012 and 2011

NOTE 9 - DRAWDOWN EQUITY FINANCING AGREEMENT

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

For the year ended December 31, 2012, there were no additional sales made in accordance with this agreement. Moreover the agreement has expired as of December 29, 2012.

NOTE 10 - CONVERTIBLE NOTES PAYABLE

Asher Enterprises, Inc.

On April 25, 2011, a fourth convertible note payable in the amount of $40,000 was entered into with Asher Enterprises, the maturity date being January 27, 2012, with interest accruing at 8% per annum. The original issue discount note, as described in ASC 480-55, may not be prepaid in whole or in part. If the Note is not paid in full with interest on the maturity date, the note holder has the right to convert this Note into restricted common shares of the Company. The conversion price shall equal the "Variable Conversion Price" (subject to equitable adjustments for stock splits, stock dividends or rights offerings by the Borrower). The "Variable Conversion Price" shall mean 61% multiplied by the Market Price (representing a discount rate of 39%). "Market Price" means the average of the lowest three (3) Trading Prices for the Common Stock during the ten (10) Trading Day period ending one Trading Day prior to the date the Conversion Notice is sent by the Holder to the Borrower via facsimile. If the Note is not paid in full with interest on the maturity date, the note holder has the same right to convert this Note into restricted common shares of the Company with the same discount as the prior notes. On February 14, 2012, $10,000 of the principal balance was converted into 10,753 shares. On March 13, 2012, an additional $5,500 of the principal balance was converted into 10,186 shares. On April 17, 2012, $1,300 of the principal

Monster Offers

(A Development Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2012 and 2011

NOTE 10 – CONVERTIBLE NOTES PAYABLE (continued)

Asher Enterprises, Inc. (continued)

balance was converted into 11,217 shares. The remaining principal after this conversion was $23,200 and the discount had been fully amortized. See Note 12 for details on how all Asher convertible debt was disposed of during the three months ending June 30, 2012.

On June 1, 2011, a fifth convertible note payable in the amount of $32,500 was entered into with Asher Enterprises. The original issue discount note, as described in ASC 480-55, may not be prepaid in whole or in part. If the Note is not paid in full with interest on the maturity date, the note holder has the right to convert this Note into restricted common shares of the Company. The conversion price shall equal the “Variable Conversion Price” (subject to equitable adjustments for stock splits, stock dividends or rights offerings by the Borrower). The “Variable Conversion Price” shall mean 55% multiplied by the Market Price (representing a discount rate of 45%). “Market Price” means the average of the lowest three (3) Trading Prices for the Common Stock during the ten (10) Trading Day period ending one Trading Day prior to the date the Conversion Notice is sent by the Holder to the Borrower via facsimile. The original issue discount note is for $32,500 and the discount has been fully amortized as of March 31, 2012. See Note 12 for details on how all Asher convertible debt was disposed of during the three months ending June 30, 2012.

Tangier Investors LLP

On May 16, 2011, the Company entered into an agreement with Tangiers Investors, LP, a Delaware limited partnership, an accredited investor, whereby Tangiers Investors loaned the Company the aggregate principal amount of $50,000, less $500 for costs of the loan transaction and $4,000 fee to be paid to a third party, together with any interest at the rate of seven percent (7%) per annum, until the maturity date of May 7, 2012. The original issue discount note, as described in ASC 480-55, may not be prepaid in whole or in part. If the Note is not paid in full with interest on the maturity date, the note holder has the right to convert this Note into restricted common shares of the Company. The conversion price shall equal the “Variable Conversion Price” (subject to equitable adjustments for stock splits, stock dividends or rights offerings by the Borrower). The “Variable Conversion Price” shall mean 75% multiplied by the Market Price (representing a discount rate of 25%). “Market Price” means the lowest 11 trading price for the Common Stock during the seven (7) Trading Day period ending one Trading Day prior to the date the Conversion Notice is sent by the Holder to the Borrower via facsimile. In November of 2012 Tangier Investors LLP agreed to extend the terms of the convertible note for 5,000 common shares paid as consideration by the Company. This allowed the maturity date to be delayed until January 25, 2013.

At December 31, 2012 the Company had a convertible notes payable balance of $38,500 which is entirely to Tangier Investors LLP. At December 31, 2011 the Company had a convertible notes payable balance of $176,330 which was partly to Tangier Investors LLP and partly to Asher Enterprises, Inc. The accrued interest on convertible notes payable at December 31, 2012 and 2011 was $2,050 and $9,341.

NOTE 11 – ASHER ENTERPRISES CONVERTIBLE NOTE RETIREMENT

On March 13, 2012, the Company issued 10,186 shares of common stock to Asher Enterprises for the conversion of $5,500 in principal of outstanding convertible notes payable. On April 17, 2012, the Company issued 11,217 shares of common stock to Asher Enterprises for the conversion of $1,300 in principal of outstanding convertible notes payable and $831 in accreted discount. See Note 9 for further details of these conversions. During the second quarter, Asher Enterprises took actions that were not beneficial to the Company or its Shareholders. As a result, on April 26, 2012, the Company issued a total of 2,700,000 shares of common stock to two related-party investors in exchange for them paying off $73,500 in our convertible notes to Asher Enterprises and forgiving $21,121 in other advances the shareholders had made to the Company, a total liability of $94,621. Though these shares are unregistered and restricted, the SEC requires that they be valued as though they were not. Accordingly, these shares were valued at $1 per share and we recognized a non-cash loss on settlement of debt associated with this stock issuance of $2,497,367.

NOTE 12 – RELATED PARTY TRANSACTIONS

Free office Space provide by Company Director

The Company does not lease or rent any property. Office services are provided without charge by a director. Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein.

Monster Offers

(A Development Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2012 and 2011

NOTE 12 – RELATED PARTY TRANSACTIONS (continued)

Loan receivable to related party

The Company and its wholly owned subsidiary Ad Shark both have $300,000 line of credit agreements ($600,000 total) with Iconosys. Both line of credit agreements have terms of 4%, payable on demand. Iconosys is a related party to the Company through Wayne Irving, who is an officer of both Companies. Mr. Irving was appointed CFO in May of 2012 and then appointed CEO in late 2012. Iconosys was at one time the parent company to Ad Shark, Inc. At December 31, 2012 and 2011 the total loan receivable balance advanced to Iconsys is $452,362 and $0. At December 31, 2012 and 2011, the accrued interest receivable was $8,840 and $0.

Notes Payable to related party

In 2012 the Company had certain debts paid directly by Iconosys, a related party through Wayne Irving. The amount paid on behalf of the Company totaled $13,250 as of December 31, 2012 and were recorded as a note payable to related party. The note payable has terms of 0% interest and is payable on demand.

Loan from Officer

The Company was loaned money by Wayne Irving, an officer of the Company, with 0% interest and payable on demand. At December 31, 2012 and 2011 the loan from officer balance was $101,125 and $0.

Accrued Compensation to Officer

On August 1, 2011 the Company’s wholly owned subsidiary Ad Shark entered into an employment agreement with its President Wayne Irving. The term of employment shall be three (3) years, commencing on the August 1, 2011 and terminating on July 31, 2014 or at a later mutually agreeable date. Salary compensation is to be paid at the rate of $88,500 annually, payable on a monthly basis. On the anniversary of employment, this rate will increase 5% annually. At December 31, 2012 the Company had accrued wages of $127,219 which are included in accounts payable and accrued expenses balance.

Ad Shark Acquisition

The Chairman, Chief Executive Officer and Chief Financial Officer of Monster Offers is Wayne Irving II; Mr. Irving has been an officer and director of the Company since May 15, 2012. On November 9, 2012, Monster Offers entered into an Acquisition Agreement and Plan of Merger to acquire Ad Shark. At the time of this transaction, Wayne Irving II was also the Chief Executive Officer and a director of Ad Shark. He is also the Chief Executive Officer, Director and majority shareholder of Iconosys, Inc. (“Iconosys”), which owned Ad Shark prior to Iconosys’ spinoff (the “Spinoff”) of its shareholdings in Ad Shark to its shareholders. Subsequent to the Spinoff, Ad Shark merged with Monster Offers (the “Merger”). As a result of the Merger, Mr. Irving became the director, Chairman, Chief Executive Officer and Chief Financial Officer of the Company, which was the surviving entity of the Merger, and remains the largest shareholder of the Company. As a condition of the Merger between Monster Offers and Ad Shark, Monster Offers agreed to keep in full force and effect a three-year Employment Agreement between Ad Shark and Mr. Irving which was entered into on August 1, 2012.

As a condition of the Merger between Monster Offers and Ad Shark, Monster Offers agreed to keep in full force and effect and to honor an ISO (Independent Sales Organization) Agreement between Ad Shark and Iconosys for the duration of the agreement, which terminates in June, 2013. At the time that subject agreement was entered into by the parties, Wayne Irving II was a principal executive officer and director for both Ad Shark and Iconosys. This Agreement allows Ad Shark to receive compensation from Iconosys in exchange for services rendered by Ad Shark in connection with its acting as Iconosys’ Independent Sales Organization. Under the terms of this Agreement, at the time of the Merger, Iconosys currently had an obligation to pay Ad Shark approximately $75,000.

As a condition of the Merger between Monster Offers and Ad Shark, Monster Offers agreed to keep in full and effect and to honor the Engagement Agreement dated March 19, 2011 between the Law Office of Brandon S. Chabner, a Professional Corporation, and Ad Shark. Brandon S. Chabner, Esq., is a director and corporate officer of Iconosys and 5%-plus shareholder of Monster Offers. The above-referenced Engagement Agreement provides for the provision of discounted cash rate legal services in exchange for equity-based compensation.

Monster Offers

(A Development Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2012 and 2011

NOTE 12 - RELATED PARTY TRANSACTIONS (continued)

Ad Shark Acquisition (continued)

As a condition of the Merger between Monster Offers and Ad Shark, Monster Offers agreed to keep in full and effect and to honor a Line of Credit Agreement dated June 19, 2012 (the “LOC Agreement”) between Ad Shark, as “Lender,”, and Iconosys, as “Borrower.” This is a $300,000 revolving line of credit, pursuant to which, as of the effective time of the Merger, Iconosys has an obligation to repay Ad Shark approximately $271,000 in borrowings. This represents funds borrowed by Iconosys from Ad Shark on various dates during the period June 19, 2012 through October 9, 2012. Monster Offers agreed to assume Ad Shark’s rights and obligations under the LOC Agreement as an integral part of this Merger. As of the Effective Time of the Merger, Monster Offers also owed Iconosys approximately $75,000 in repayments of monies previously borrowed by Monster Offers from Iconosys, and which obligation, as agreed to by Monster Offers and Ad Shark in the Merger Agreement, may be offset by Iconosys against Iconosys’ repayment obligations to Monster Offers under the LOC Agreement.

As a condition of the Merger between Monster Offers and Ad Shark, Monster Offers agreed to keep in full effect two separate Consulting Agreements, each dated June 1, 2012, between Ad Shark and Paul Gain, a former officer and director of Monster Offers, and between Ad Shark and Paul West. Under each of these Consulting Agreements, Ad Shark paid grants of Common Stock of Five Million (5,000,000) and One Million Five Hundred Thousand (1,500,000) of restricted Ad Shark shares to Mr. Gain and Mr. West, respectively, for past consulting services rendered to Ad Shark. As part of these Consulting Agreements, each of Messrs. Gain and West entered into a Confidentially Agreement pursuant to which (i) they each agreed to keep Ad Shark proprietary information confidential, and (ii) for a period of twelve (12) months immediately following the termination of their applicable Consulting Agreement, they each agreed not to solicit Ad Shark employees or independent contractors.

NOTE 13 - STRATEGIC ALLIANCE & LICENSING AGREEMENTS

SSL5

On March 14, 2011, Monster Offers (the “Company”) entered into Strategic Alliance and Licensing Agreement with SSL5, a Nevada corporation. SSL5 has developed technology services pertaining to a mobile financial services platform, which provides secure person-to-person mobile money transfer services. Monster Offers and SSL5 formed a strategic alliance with respect to the integration, use and commercialization of Monster Offers and SSL5 Existing Intellectual Property to create new and derivative intellectual property to introduce to various markets. Monster Offers obtained a license of the Existing SSL5 Intellectual Property for the exclusive use of the strategic alliance. As consideration for this license, Monster Offers is to issued 10,000 (post-split) of its unregistered restricted shares to SSL5. These shares were valued at the market rate of $45 (post-split) per share, for a total of $450,000. As of December 31, 2012, these shares have been recorded as stock payable.

At December 31, 2011, management performed an impairment analysis on the SSL5 license asset and determined that impairment was necessary due to the decrease in fair value of the common stock that has yet to be issued for the license. An impairment loss of $425,435 was recognized for the year. The remaining book value is $0 as of December 31, 2012 and 2011.

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

Iconosys

In 2011, Iconosys obtained a license of the Existing Monster Offers Tier 1 Zala Merchant license with the ability to promote and sign up Zala account holders and participate in a revenue sharing model with Monster Offers. As consideration for this license, Iconosys issued 3,333 (post-split) of its unregistered restricted shares to Monster Offers. Since Iconosys is not a publicly-traded corporation, these shares were valued at a fair value based upon a fair value of similar shares sold under a private placement memorandum by Iconosys at rate of $30 (post-split) per share, for a total of $100,000. The entire value of the shares was recognized as unearned revenues and will be recognized over one year, the term of the license. For the year ended December 31, 2012 and 2011, the Company recognized $33,333 and $66,667 in license revenue.

Monster Offers

(A Development Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2012 and 2011

NOTE 13 - STRATEGIC ALLIANCE & LICENSING AGREEMENTS (continued)

Iconosys (continued)

At December 31, 2012, management performed an impairment analysis on the Iconosys license asset and determined that impairment was necessary due to the fact that the 3,333 shares of Iconosys stock were not received by the Company. An impairment loss of $100,000 was recognized for the year ended December 31, 2012.

NOTE 14 - INCOME TAXES

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Net deferred tax assets consist of the following components as of December 31, 2012 and 2011:

	December 31, 2012	December 31, 2011
Deferred Tax Assets – Non-current:

NOL Carryover	$1,419,300	$ 339,265

Less valuation allowance	(1,419,300)	(339,265)

Deferred tax assets, net of valuation allowance	$-	$ - -

Reconciliation between the statutory rate and the effective tax rate is as follows at December 31:

2012 & 2011
Federal statutory tax rate	(34%)
Permanent difference and other	34%
0%

At December 31, 2012, the Company had net operating loss carryforwards of approximately $1,419,300 that may be offset against future taxable income from the year 2012 to 2032. No tax benefit has been reported in the December 31, 2012 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal Income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

NOTE 15 - SUBSEQUENT EVENTS

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855 and has determined that other than mentioned below no other material subsequent events exist.

  In January of 2013 the Company received $125,500 cash from investors for 288,181 common shares.

  On March 4, 2013, the Company entered into a Master Purchase Agreement with Iconosys (a private company) whereas the Company would cancel the entire outstanding line of credit balance and accrued interest in exchange for 15,046,078 shares of Iconosys. The Company also acquired Iconosys’s intellectual property such as trademarks, domain names, and smart phone apps. This is all described in detail in the 8-K filed on March 6, 2013.

