Form 10-K/A
period 2012-12-31
Monster Offers
filed 2013-04-24
CIK 1423746

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10- K/A
(Amendment No. 1)

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

(949) 542-6668

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

EXPLANATORY NOTE

Monster Offers is filing this Amendment No. 1 to our Annual Report on the Form 10-K for the fiscal year ended December 31, 2012, as filed with the U.S. Securities Exchange Commission on April 16, 2013, to incorporate non-material changes requested by our prior auditors which were inadvertently not made in the due course of the original filing of the year ended, December 31, 2012 Form 10-K.

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

Research and Development Activities and Costs

Monster Offers did not incur any research and development costs for the years ended December 31, 2012 and 2011, and does not have plans to undertake research and development activities during the next year of operations.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Our offices are currently located at 117 Calle de Los Molinos, San Clemente, California 92672 . Our telephone number is (949) 542-6668 . Management believes that its current facilities are adequate for its needs through the next twelve months, and that, should it be needed, suitable additional space will be available to accommodate expansion of the Company's operations on commercially reasonable terms, although there can be no assurance in this regard. Our office space is provided to us at no charge by Wayne Irving II, who will not seek reimbursement.

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

The following summarizes pricing and term information for options issued to consultants that are outstanding as of December 31, 2012 and 2011:

	Year ended December 31, 2012			Year ended December 31, 2011
		Weighted			Weighted
		Average	Aggregate		Average	Aggregate
	Number of	Exercise	Intrinsic	Number of	Exercise	Intrinsic
Stock Options	Options	Price	Value	Options	Price	Value

Balance at beginning of year	6,667	$ 0.30	-	-	$ -	-

Granted	250,000	$0.001	-	6,667	0.30	-
Exercised	(250,000)	-	-	-	-	-
Forfeited	-	-	-	-	-	-

Balance at end of year	6,667	0.30	-	6,667	0.37	-

Options exercisable at end of year	5,000	$ 0.30	-	6, 667	$ 0.30	-

Weighted average fair value of
options granted during year		-			-

The fair value of the options was based on the Black Scholes Model using the following assumptions:

	2012	2011
Exercise price:	$0.30	$0.30
Market price at date of grant:	$1.00	$1.00
Volatility:	229%-311%	175%-216%
Expected dividend rate:	0%	0%
Risk-free interest rate:	0.13%-0.21%	0.21%-0.61%

The following activity occurred under the Company’s plans:

	December 31,	December 31,
	2012	2011
Weighted-average grant date fair value of options granted	$-	$-
Aggregate intrinsic value of options exercise	N/A	N/A
Fair value of options recognized as expense	$2,645	$14,436

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

Selling, general and administrative expense. For the year ended December 31, 2012, selling, general and administrative expenses increased approximately 42.61% as compared to the year ended December 31, 2011.  For the year ended December 31, 2012 and 2011 general and administrative expenses consisted of the following:

	2012	2011

Auto	$ 2,549	$ 937
Bank Fees	3,041	3,032
Legal	184,126	34,489
Travel	1,394	4,043
Computer & Internet	4,295	47,498
Other	20,305	36,126
	$ 215,710	$ 126,125

·	For the year ended December 31, 2012, consulting expense increased to $325,768 as compared to $324,560, primarily as a result of a the expense related to stock being issued to consultants for services rendered to the Company.

·	For the year ended December 31, 2012, we had employee compensation of $55,456 compared to $144,200. Employee compensation decreased primarily due to cash restrictions in 2012.

·	For the year ended December 31, 2012, professional fee expense decreased to $28,605 as compared to $32,589. Professional fee expense decreased primarily due to decreased accounting fees.

·	For the year ended December 31, 2012, marketing and promotions expense amounted to $7,805 as compared to $24,565 for the year ended December 31, 2011. The decrease was due to limited resources for marketing and promotions.

·	For the year ended December 31, 2012, depreciation and amortization expense amounted to $7,805 as compared to $ 10,123 for the year ended December 31, 2011

·	For the year ended December 31, 2012, Other income and expense which includes interest expense, interest income, financing expense, loss on extinguishment of debt and impairment expense, amounted to $2,684,956 as compared to $559,989 for the year ended December 31, 2011.

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

Liquidity and Capital Resources

Liquidity is the ability of a company to generate adequate amounts of cash to meet its needs for cash.  The following table provides certain selected balance sheet comparisons between December 31, 2012 and December 31, 2011:

	December 31,	December 31,	$	%
	2012	2011	Change	Change

Working Capital	$ 342,236	$ (237,721)	$ 579,957	243.40%
Cash	182,820	3,817	179,003	4689.62%
Total current assets	694,274	39,512	654,672	1656.89%
Total assets	739,708	141,933	597,775	421.17%
Accounts payable and accrued liabilities	197,113	57,570	105,551	115.28%
Notes payable and accrued interest	51,750	176,330	(124,580)	(70,65) %
Total current liabilities	352,038	277,233	74,805	26.98%
Total liabilities	352,038	277,233	74.805	26.98%

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

Date: April 24, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities and on the dates indicated have signed this report below.

/s/ Wayne Irving II
Name: Wayne Irving II
Principal Executive Officer Principal Financial Officer

Date: April 24, 2013

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

MONSTER OFFERS
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

			From Inception
			(February 23, 2007) to
	For the Years Ended December 31,		December 31,
	2012	2011	2012
Revenues
Commission revenues	$ 46,000	$ 156,608	$ 203,385
Commission revenues related party	-	-	326,247
License revenues	33,333	66,667	100,000
Service- related party	-	-	73,201
Total revenues	79,333	223,275	702,833

Cost of services	-	-	249,828

Gross Profit	79,333	223,275	453,005

Operating expenses:
General and administration	215,710	126,125	515,713
Consulting	325,768	324,560	1,060,946
Salaries	55,456	144,200	259,656
Marketing and promotions	4,370	10,123	40,271
Depreciation and amortization	7,805	24,565	32,370
Professional fess	28,605	32,589	100,802
Total operating expenses	637,714	662,162	2,009,758

Loss from operations	(558,381)	(438,887)	(1,556,753)

Other income and (expenses):
Interest expense	(61,600)	(17,460)	(80,891)
Interest income	5,159	-	5,159
Financing expense	(31,148)	(117,940)	(160,987)
Loss on extinguishment of debt	(2,497,367)	-	(2,497,367)
Debt forgiveness	-	846	6,456
Refund on expenses	-	-	34,000
Impairment expense	(100,000)	(425,435)	(525,435)
Total other income and (expenses)	(2,684,956)	(559,989)	(3,219,065)

Net loss before taxes	(3,243,336)	(998,876)	(4,775,817)

Tax provisions	-	-	-

Net loss after taxes	$ (3,243,336)	$ (998,876)	$ (4,775,817)

Basic & diluted loss per share	$ (1.42)	$ (4.76)

Weighted average shares outstanding	2,289,099	208,803

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

Monster Offers

(A Development Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2012 and 2011

NOTE 8 - STOCKHOLDERS' DEFICIT (continued)

The following summarizes pricing and term information for options issued to consultants that are outstanding as of December 31, 2012 and 2011:

	Year ended December 31, 2012			Year ended December 31, 2011
		Weighted			Weighted
		Average	Aggregate		Average	Aggregate
	Number of	Exercise	Intrinsic	Number of	Exercise	Intrinsic
Stock Options	Options	Price	Value	Options	Price	Value

Balance at beginning of year	6,667	$ 0.30	-	-	$ -	-

Granted	250,000	$0.001	-	6,667	0.30	-
Exercised	(250,000)	-	-	-	-	-
Forfeited	-	-	-	-	-	-

Balance at end of year	6,667	0.30	-	6,667	0.37	-

Options exercisable at end of year	5,000	$ 0.30	-	6,667	$ 0.30	-

Weighted average fair value of
options granted during year		-			-

The fair value of the options was based on the Black Scholes Model using the following assumptions:

	2012	2011
Exercise price:	$0.30	$0.30
Market price at date of grant:	$1.00	$1.00
Volatility:	229%-311%	175%-216%
Expected dividend rate:	0%	0%
Risk-free interest rate:	0.13%-0.21%	0.21%-0.61%

The following activity occurred under the Company’s plans:

	December 31,	December 31,
	2012	2011
Weighted-average grant date fair value of options granted	$-	$-
Aggregate intrinsic value of options exercise	N/A	N/A
Fair value of options recognized as expense	$2,645	$14,436

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

