Form 10-Q
period 2013-03-31
Monster Offers
filed 2013-05-20
CIK 1423746

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2013

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

As of May 17, 2013, the registrant’s outstanding common stock consisted of 32,901,651 shares, $0.001 par value. Authorized – 75,000,000 shares.

2

 Table of Contents

Monster Offers

Index to Form 10-Q

For the Quarterly Period Ended March 31, 2013

Part I - Financial Information

Item 1. Financial Statements

4

MONSTER OFFERS
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	March 31,	December 31,
Assets:	2013	2012
Current Assets
Cash	$ 9,287	$ 182,820
Accounts receivable, net of allowance for doubtful
accounts of $1,250	2,923	4,173
Loan receivable to related party	283,450	452,362
Interest receivable to related party	8,936	8,840
Prepaid expenses	42,344	46,079

Total Current Assets	346,940	694,274

Fixed Assets
Property and equipment, net	1,051	1,248
Website, net	32,774	44,186

Total Fixed Assets	33,825	45,434

Total Assets	$ 380,765	$ 739,708

Liabilities and Stockholders' Equity:
Current Liabilities
Accounts payable & accrued expenses	$ 170,700	$ 197,113
Accounts payable to related parties	4,000	-
Accrued interest	2,221	2,050
Loan from officer	18,425	101,125
Notes payable to related party	13,250	13,250
Convertible notes payable	23,500	38,500

Total Liabilities	232,096	352,038

Stockholders' Equity:
Common stock, $0.001 par value; 75,000,000 shares
authorized, 5,205,779 and 3,389,361 shares issued and
outstanding at March 31, 2013 and
December 31 2012, respectively	5,206	3,389
Additional paid in capital	5,259,771	4,835,503
Stock subscription payable	485,691	760,449
Deficit accumulated during the development stage	(5,601,999)	(5,211,671)
Total stockholders' equity	148,669	387,670

Total Liabilities and Stockholders' Equity	$ 380,765	$ 739,708

The accompanying notes are an integral part of these financial statements.

MONSTER OFFERS
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

			From Inception
			(February 23, 2007)
	For the Three Months Ended March 31,		to March 31,
	2013	2012	2013
Revenues
Commission revenues	$ 11,250	$ 21,500	$ 214,635
Commission revenues related party	-	-	326,247
License reveunes	-	25,000	100,000
Service- related party	3,200	-	76,401
	14,450	46,500	717,283

Cost of services	-	-	249,828

Gross Profit	14,450	46,500	467,455

Operating expenses:
General and administration	10,752	12,222	526,464
Consulting	292,968	9,183	1,353,914
Salaries	58,350	10,550	318,006
Marketing and promotions	1,203	-	41,474
Depreciation and amortization	11,609	-	43,979
Professional fess	30,205	4,500	131,007
Total operating expenses	405,087	36,455	2,414,844

Income (Loss) from operations	(390,637)	10,045	(1,947,389)

Other income and (expenses):
Interest expense	(2,671)	(5,381)	(83,562)
Interest income	2,980	-	8,139
Financing expense	-	(14,064)	(160,987)
Loss on debt settlement	-	-	(2,497,367)
Debt forgiveness	-	-	6,456
Refund on expenses	-	-	34,000
Impairment expense	-	-	(525,435)
Total other income and (expenses)	309	(19,445)	(3,218,756)

Net loss before taxes	(390,328)	(9,400)	(5,166,145)

Tax provisions	-	-	-

Net loss after taxes	$ (390,328)	$ (9,400)	$ (5,166,145)

Basic & diluted loss per share	$ (0.09)	$ (0.04)

Weighted average shares outstanding	4,209,558	228,357

The accompanying notes are an integral part of these financial statements.

MONSTER OFFERS
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

			From Inception
			(February 23, 2007)
	For the Three Months Ended March 31,		to March 31,
	2013	2012	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss for the period	$ (390,328)	$ (9,400)	$ (5,166,145)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Impairment loss	-	-	525,435
License revenues- non cash	-	(25,000)	(100,000)
Non-cash compensation	-	-	8,400
Forgiveness of debt	-	-	(846)
Financing fees	-	12,917	160,987
Stock for services	258,575	-	1,122,535
Stock options for services	-	181	260,905
Stock for note extension	-	-	15,000
Bad debt	-	1,250	1,250
Discount on notes payable	-	-	15,000
Stock issued for debt settlement	-	-	2,497,367
Strategic alliance costs	-	3,582	45,878
Effect from share exchange	-	-	24,618
Master purchase agreement	(298,745)	-	(298,745)
Depreciation and amortization	11,609	-	43,979
Changes in Operated Assets and Liabilities:
Prepaids	3,735	-	(16,072)
Accounts receivable	1,250	1,500	2,179
Interest receivable	(96)	-	(5,255)
Unamortized financing fees	-	1,955	(6,919)
Loan receivable to related party	168,912	-	(2,900)

Accounts payable and accrued expenses	(25,791)	(501)	91,215
Accounts payable to related parties	4,000	-	4,000
Accrued interest	171	5,381	12,416
Net cash used in operating activities	(266,708)	(8,135)	(765,718)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of stock	168,875	-	500,845
Proceeds from stock subscription payable	7,000	-	7,000
Proceeds from officer loan	-	-	101,125
Payments on officer loan	(82,700)	-	(82,700)
Proceeds from convertible notes	-	-	240,500
Payments on convertible notes	-	-	(6,000)
Proceeds from note payable	-	4,500	-
Proceeds from notes payable to related party	-	-	13,250
Contributed capital	-	-	985
Net cash provided by financing activities	93,175	4,500	775,005

Net (decrease) increase in cash	(173,533)	(3,635)	9,287
Cash at beginning of period	182,820	3,817	-
Cash at end of period	$ 9,287	$ 182	$ 9,287

SUPPLEMENTAL DISCLOSURES:
Income taxes paid	$ -	$ -	$ -
Interest paid	$ -	$ -	$ -

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Stock issued for purchase of license	$ -	$ -	$ 450,000
Stock issued for conversion of notes	$ 15,000	$ -	$ 447,242
Stock issued for debt settlement	$ -	$ -	$ 2,497,367

The accompanying notes are an integral part of these financial statements.

Monster Offers

(A Development Stage Company)

Notes to the Consolidated Financial Statements

March 31, 2013 and December 31, 2012

(Unaudited)

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

NOTE 2 - GOING CONCERN

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. Since inception (February 23, 2007) through March 31, 2013, the Company incurred an accumulated deficit during development stage of approximately $5,601,999. The Company's ability to continue as a going concern is contingent upon its ability to achieve and maintain profitable operations, and it’s ability to raise additional capital as required.

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

Monster Offers

(A Development Stage Company)

Notes to the Consolidated Financial Statements

March 31, 2013 and December 31, 2012

(Unaudited)

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting

These financial statements are prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America (“US GAAP”).

Unaudited Interim Financial Information

The accompanying statements of operations for the three months ended March 31, 2013 and from inception (January 26, 2010) to March 31, 2013, and consolidated statements of cash flows for the three months ended March 31, 2013 and from inception (January 26, 2010) to March 31, 2013, are unaudited.  These unaudited interim financial statements have been prepared in accordance with accounting principles accepted in the United States of America (“GAAP”).  In the opinion of the company’s management, the unaudited interim financial statements have been prepared on the same basis as the audited financial statements and include all adjustments necessary for the fair presentation of the company’s statement of financial position at March 31, 2013 and its results of operations and its cash flows for the three months ended March 31, 2013 and from inception (January 26, 2010) to March 31, 2013.  The results for the three months ended March 31, 2013, are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2013.

Principles of Consolidation

The accompanying consolidated financial statements include all of the accounts of the Company and Ad Shark, Inc. as of March 31, 2013. Ad Shark, Inc. was acquired through a share exchange agreement on November 9, 2012. Therefore, the Company only reports the profits and losses from Ad Shark, Inc. after the date of merger. All intercompany balances and transactions have been eliminated.

Development Stage Company

The Company is currently a development stage enterprise reporting under the provisions of FASB ASC Topic 915, Development Stage Entity. The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

Reclassification

On April 9, 2012, the Company executed a 300 to 1 reverse stock split, which was retrospectively applied to all financial statements.

Cash and Cash Equivalents

The Company considers all short-term investments with a maturity of three months or less at the date of purchase to be cash equivalents. As of March 31, 2012 and December 31, 2012, there are no cash equivalents.

Monster Offers

(A Development Stage Company)

Notes to the Consolidated Financial Statements

March 31, 2013 and December 31, 2012

(Unaudited)

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Advertising

Advertising costs are expensed when incurred. The Company incurred advertising expenses of $1,203 and $0 for the three months ended March 31, 2013 and 2012, respectively.

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

Accounts receivable

Accounts receivable are stated at the amount management expects to collect from balances outstanding at year end. Management provides for probable uncollectible amounts through a charge to earnings and a credit to an allowance based on its assessment of the current status of individual accounts. Balances that are still outstanding after management has used reasonable collection efforts are written off through a charge to the valuation allowance. As of March 31, 2013 and December 31, 2012, we have $4,173 and $5,423, respectively, in accounts receivable $1,250 charged to allowance for doubtful accounts.

Monster Offers

(A Development Stage Company)

Notes to the Consolidated Financial Statements

March 31, 2013 and December 31, 2012

(Unaudited)

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES (continued)

Equipment

Equipment is stated at cost, less accumulated depreciation. Depreciation is provided principally on the straight-line method over the estimated useful lives of the assets, which consist of computer equipment, which is 3 years. The cost of repairs and maintenance is charged to expense as incurred. Expenditures for equipment betterments and renewals are capitalized. Upon sale or other disposition of a depreciable asset, cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in other income or expense. The Company will periodically evaluate whether events and circumstances have occurred that may warrant revision of the estimated useful lives of equipment and website development costs or whether the remaining balance of equipment should be evaluated for possible impairment. The Company uses an estimate of the related undiscounted cash flows over the remaining life of the equipment in measuring their recoverability.

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

Monster Offers

(A Development Stage Company)

Notes to the Consolidated Financial Statements

March 31, 2013 and December 31, 2012

(Unaudited)

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock-based compensation (continued)

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

NOTE 4 – PROPERTY & EQUIPMENT

Property and equipment consists of the following at March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012
Property and equipment	$ 2,364	$ 2,364
Less: accumulated depreciation	1,313	1,116
Property and equipment, net	$ 1,051	$ 1,248

Monster Offers

(A Development Stage Company)

Notes to the Consolidated Financial Statements

March 31, 2013 and December 31, 2012

(Unaudited)

NOTE 4 – PROPERTY & EQUIPMENT (continued)

The Company acquired the property and equipment through the share exchange agreement with Ad Shark, Inc. on November 9, 2012. Therefore the Company only recognized depreciation on the equipment after the share exchange date. Depreciation expense for the three months ended March 31, 2013 and 2012 was $197 and $0.

NOTE 5 – WEBSITE DEVELOPMENT COSTS

Website development costs consist of the following at March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012
Website	$ 91,298	$ 91,298
Less: accumulated amortization	58,524	47,112
Website, net	$ 32,774	$ 44,186

The Company acquired the website asset through the share exchange agreement with Ad Shark, Inc. on November 9, 2012. Therefore the Company only recognized amortization expense on the website after the share exchange date. Amortization expense for the three months ended March 31, 2013 and 2012 was $11,412 and $0.

NOTE 6 – STOCK SPLIT

On April 9, 2012, the Company executed a 300 to 1 reverse stock split, which was retrospectively applied to all financial statements.

NOTE 7 – SHARE EXCHANGE AGREEMENT

On November 9, 2012, the Company acquired Ad Shark Inc., a privately-held California corporation, through a share exchange agreement whereby the Company will issue 27,939,705 common shares in exchange for all the outstanding equity of Ad Shark, Inc. As a result of the share exchange, Ad Shark, Inc. became a wholly owned subsidiary of the Company. As of March 31, 2013, no shares have been issued pertaining to the share exchange agreement. The Company has reported the issuable shares as a stock subscription payable on the balance sheet and statement of stockholders’ equity.

  NOTE 8 - STOCKHOLDERS' EQUITY

Common Stock

The Company is authorized to issue 75,000,000 shares of its $0.001 par value common stock.

In the three months ended March 31, 2013 the Company issued 1,816,418 common shares of which 861,751 shares were for $454,300 cash ($278,425 received in 2012), 874,667 shares to consultants for services, and 80,000 to Tangier Investors LLP for the reduction of 15,000 in debt. The shares to consultants were valued at the closing stock price on the date of the executed agreement. This resulted in a consulting expense of $228,545 being recorded for the three months ended March 31, 2013. The uncompleted portions of the consulting contracts for future services were recorded as a prepaid asset because the Company has an enforceable right to receive these services. The Company recorded an additional $30,652 of prepaid asset for future consulting services to be provided to the Company which resulted in a prepaid balance of $42,344 at March 31, 2013.

Monster Offers

(A Development Stage Company)

Notes to the Consolidated Financial Statements

March 31, 2013 and December 31, 2012

(Unaudited)

NOTE 8 - STOCKHOLDERS' EQUITY (continued)

Stock Options

The following summarizes pricing and term information for options issued to consultants that are outstanding as of March 31, 2013 and December 31, 2012:

	Three Months ended March 31, 2013			Year ended December 31, 2012
		Weighted			Weighted
		Average	Aggregate		Average	Aggregate
	Number of	Exercise	Intrinsic	Number of	Exercise	Intrinsic
Stock Options	Options	Price	Value	Options	Price	Value

Balance at beginning of year	5,000	$ 0.30	-	6,667	$ 0.30	-

Granted	-	-	-	250,000	$0.001	-
Exercised	-	-	-	(250,000)	-	-
Forfeited	-	-	-	-	-	-

Balance at end of period	5,000	0.30	-	6,667	0.30	-

Options exercisable at end of period	5,000	$ 0.30	-	5,000	$ 0.30	-

Weighted average fair value of
options granted		-			-

The fair value of the options was based on the Black Scholes Model using the following assumptions:

	2013			2012
Exercise price:	$	N/A		$0.30
Market price at date of grant:	$	N/A		$1.00
Volatility:		N/A	%	229%-311%
Expected dividend rate:		N/A	%	0%
Risk-free interest rate:		N/A	%	0.13%-0.21%

Monster Offers

(A Development Stage Company)

Notes to the Consolidated Financial Statements

March 31, 2013 and December 31, 2012

(Unaudited)

NOTE 8 - STOCKHOLDERS' EQUITY (continued)

Stock Options (continued)

The following activity occurred under the Company’s plans:

	March 31,	December 31,
	2013	2012
Weighted-average grant date fair value of options granted	$-	$-
Aggregate intrinsic value of options exercise	N/A	N/A
Fair value of options recognized as expense	$ N/A	$2,645

NOTE 9 - CONVERTIBLE NOTES PAYABLE

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

Monster Offers

(A Development Stage Company)

Notes to the Consolidated Financial Statements

March 31, 2013 and December 31, 2012

(Unaudited)

NOTE 9 - CONVERTIBLE NOTES PAYABLE (continued)

Tangier Investors LLP

On May 16, 2011, the Company entered into an agreement with Tangiers Investors, LP, a Delaware limited partnership, an accredited investor, whereby Tangiers Investors loaned the Company the aggregate principal amount of $50,000, less $500 for costs of the loan transaction and $4,000 fee to be paid to a third party, together with any interest at the rate of seven percent (7%) per annum, until the maturity date of May 7, 2012. The original issue discount note, as described in ASC 480-55, may not be prepaid in whole or in part. If the Note is not paid in full with interest on the maturity date, the note holder has the right to convert this Note into restricted common shares of the Company. The conversion price shall equal the “Variable Conversion Price” (subject to equitable adjustments for stock splits, stock dividends or rights offerings by the Borrower). The “Variable Conversion Price” shall mean 75% multiplied by the Market Price (representing a discount rate of 25%). “Market Price” means the lowest 11 trading price for the Common Stock during the seven (7) Trading Day period ending one Trading Day prior to the date the Conversion Notice is sent by the Holder to the Borrower via facsimile. In November of 2012 Tangier Investors LLP agreed to extend the terms of the convertible note for 5,000 common shares paid as consideration by the Company. This allowed the maturity date to be delayed until January 25, 2013. On March 21, 2013 Tangier Investors LLP converted $15,000 in convertible debt for 80,000 newly issued common shares of the Company.

At March 31, 2013 and December 31, 2012 the Company had a convertible notes payable balance of $23,500 and $38,500, entirely to Tangier Investors LLP. The accrued interest on convertible notes payable at March 31, 2013 and December 31, 2012 was $2,221 and $2,050, respectively.

NOTE 10 – ASHER ENTERPRISES CONVERTIBLE NOTE RETIREMENT

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

NOTE 11 – RELATED PARTY TRANSACTIONS

Free office Space provide by Company Director

The Company does not lease or rent any property. Office space is provided without charge by a director. Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein.

Monster Offers

(A Development Stage Company)

Notes to the Consolidated Financial Statements

March 31, 2013 and December 31, 2012

(Unaudited)

NOTE 11 – RELATED PARTY TRANSACTIONS (continued)

Loan receivable to related party

The Company’s subsidiary, Ad Shark Inc. has a $300,000 line of credit agreement with Iconosys. The line of credit agreement has terms of 4%, payable on demand. Iconosys is a related party to the Company through Wayne Irving, who is an officer of both companies. Mr. Irving was appointed CFO in May of 2012 and then appointed CEO in late 2012. Iconosys was at one time the parent company to Ad Shark, Inc. At March 31, 2013 and December 31, 2012 the total loan receivable balance advanced to Iconsys is $283,450 and $452,362, respectively. At March 31, 2013 and December 31, 2012, the accrued interest receivable to related party balance was $8,936 and $8,840, respectively.

Accounts payable to related party

An affiliate to the Company, Fan Apps, transferred $4,000 of their De Joya Griffith retainer balance to the Company to be used for accounting expenses. Fan Apps is a subsidiary of Iconosys which shares a common officer with the Company. The Company used the full $4,000 retainer balance in the three months ended March 31, 2013. The accounts payable to related parties balance at March 31, 2013 and December 31, 2012 was $4,000 and $0.

Master Purchase Agreement with Iconosys

On March 4, 2013, the Company and Iconosys, a privately held corporation which shares an officer with the Company, entered into a Master Purchase Agreements in order for the Company to purchase, and for Iconosys to sell, certain intellectual property assets, including, without limitation, domain names, trademarks, smart phone apps. In addition, the Company received 15,046,078 shares of Iconosys common stock, $0.001 par value, as consideration for the cancellation of $295,862 in advances to Iconosys and $2,884 in accrued interest receivable. The Iconosys stock received accounts for approximately 10% of the 150,460,781 shares of Iconosys issued and outstanding as of March 31, 2013. Since this agreement was between related parties, the Company did not record an asset for the excess consideration received but recorded the debit to additional paid in capital.

Notes Payable to related party

In 2012, the Company had certain debts paid directly by Iconosys, a related party through Wayne Irving. The amounts paid on behalf of the Company totaled $13,250 as of March 31, 2013 and December 31, 2012. They were recorded as a note payable to related party. The note payable has terms of 0% interest and is payable on demand.

Loan from Officer

The Company was loaned money by Wayne Irving, an officer of the Company, with 0% interest and payable on demand. At March 31, 2013 and December 31, 2012 the loan from officer balance was $18,425 and $101,125, respectively.

Monster Offers

(A Development Stage Company)

Notes to the Consolidated Financial Statements

March 31, 2013 and December 31, 2012

(Unaudited)

NOTE 11 – RELATED PARTY TRANSACTIONS (continued)

Accrued Compensation to Officer

On August 1, 2011, the Company’s wholly owned subsidiary Ad Shark entered into an employment agreement with its President Wayne Irving. The term of employment shall be three (3) years, commencing on the August 1, 2011 and terminating on July 31, 2014 or at a later mutually agreeable date. Salary compensation is to be paid at the rate of $88,500 annually, payable on a monthly basis. On the anniversary of employment, this rate will increase 5% annually. At March 31, 2013 and December 31, 2012 the Company had accrued wages of $121,847 and $127,219, respectively which are included in accounts payable and accrued expenses balance.

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

Monster Offers

(A Development Stage Company)

Notes to the Consolidated Financial Statements

March 31, 2013 and December 31, 2012

(Unaudited)

NOTE 11 – RELATED PARTY TRANSACTIONS (continued)

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

Each share of Ad Shark common stock (an aggregate of 122,375,910 shares) was converted into one share of the Company’s common stock, based on an exchange ratio of 4.38 to 1 reverse. As a result of the exchange, a total of 27,939,705 additional common shares of the Company would be issued to Ad Shark shareholders. As of March 31, 2013, the Company has not yet issued these shares. Therefore they have being recorded as stock payable in the stockholders’ equity section.

NOTE 12 - STRATEGIC ALLIANCE & LICENSING AGREEMENTS

SSL5

On March 14, 2011, Monster Offers (the “Company”) entered into Strategic Alliance and Licensing Agreement with SSL5, a Nevada corporation. SSL5 has developed technology services pertaining to a mobile financial services platform, which provides secure person-to-person mobile money transfer services. Monster Offers and SSL5 formed a strategic alliance with respect to the integration, use and commercialization of Monster Offers and SSL5 Existing Intellectual Property to create new and derivative intellectual property to introduce to various markets. Monster Offers obtained a license of the Existing SSL5 Intellectual Property for the exclusive use of the strategic alliance. As consideration for this license, Monster Offers is to issued 10,000 (post-split) of its unregistered restricted shares to SSL5. These shares were valued at the market rate of $45 (post-split) per share, for a total of $450,000. As of March 31, 2013, these shares have been recorded as stock payable.

Monster Offers

(A Development Stage Company)

Notes to the Consolidated Financial Statements

March 31, 2013 and December 31, 2012

(Unaudited)

NOTE 12 - STRATEGIC ALLIANCE & LICENSING AGREEMENTS (continued)

SSL5 (continued)

At December 31, 2011, management performed an impairment analysis on the SSL5 license asset and determined that impairment was necessary due to the decrease in fair value of the common stock that has yet to be issued for the license. An impairment loss of $425,435 was recognized for the year. The remaining book value was $0 as of March 31, 2013 and December 31, 2012, respectively.

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

Iconosys

In 2011, Iconosys obtained a license of the Existing Monster Offers Tier 1 Zala Merchant license with the ability to promote and sign up Zala account holders and participate in a revenue sharing model with Monster Offers. As consideration for this license, Iconosys issued 3,333 (post-split) of its unregistered restricted shares to Monster Offers. Since Iconosys is not a publicly-traded corporation, these shares were valued at a fair value based upon a fair value of similar shares sold under a private placement memorandum by Iconosys at rate of $30 (post-split) per share, for a total of $100,000. The entire value of the shares was recognized as unearned revenues and will be recognized over one year, the term of the license. For the three months ended March 31, 2013 and for the year ended December 31, 2012, the Company recognized $0 and $33,333 in license revenue.

At December 31, 2012, management performed an impairment analysis on the Iconosys license asset and determined that impairment was necessary due to the fact that the 3,333 shares of Iconosys stock were not received by the Company. An impairment loss of $100,000 was recognized for the year ended December 31, 2012.

Monster Offers

(A Development Stage Company)

Notes to the Consolidated Financial Statements

March 31, 2013 and December 31, 2012

(Unaudited)

NOTE 13 - SUBSEQUENT EVENTS

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855 and has determined that other than mentioned below no other material subsequent events exist.

  On April 11, 2013, the Company, entered into a Securities Purchase Agreement (the “SPA”) whereby the Company sold a Convertible Promissory Note (the “Note”) to Asher Enterprises, Inc., a Delaware corporation (“Lender”), in the original principal amount of $42,500, and accruing interest at eight percent (8%) per annum. The Note is convertible into the Company’s common stock at a conversion price equal to fifty-five percent (55%) of the then-prevailing market price, beginning one hundred eighty (180) days from the date of the Note’s issuance.

  On April 2, 2013 the Company canceled 323,833 common shares that were incorrectly issued to consultants.

  On April 2, 2013, the Company entered into a Consulting Agreement with Nuwa Group, LLC, a California limited liability company. The Consulting Agreement is for a term of twelve (12) months and requires the consultant to provide certain investor relations services to the Company in exchange for 2.5% of the Company’s total current outstanding common shares.

  On April 11, 2013, the Company issued 80,000 shares to Tangier Investors LLP for the reduction of $15,000 in debt.

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

Critical Accounting Policies

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Results of Operations

Overview of Current Operations

Monster Offers (the “Company") was incorporated in the State of Nevada on February 23, 2007, under the name Tropical PC Acquisition Company. On December 11, 2007, the Company amended its Articles of Incorporation changing its name to Monster Offers. The Company was originally incorporated as a wholly owned subsidiary of Tropical PC, Inc., a Nevada corporation. Tropical PC was incorporated September 22, 2004. On December 11, 2007, the Company amended its Articles of Incorporation changing its name from Tropical PC Acquisition Corporation to Monster Offers.

On November 9, 2012, Monster Offers, Monster Offers Acquisition Corporation, a Nevada corporation and Ad Shark, Inc., a privately-held California corporation (“Ad Shark”), entered into a Acquisition Agreement and Plan of Merger pursuant to which the Company, through its wholly-owned subsidiary, Merger Sub, acquired Ad Shark in exchange for approximately 27,939,705 shares of the Company's unregistered restricted common stock, which were issued to the holders of Ad Shark stock based on their pro-rata ownership.

Proposed Change in Name

On May 16, 2013, we filed an information statement pursuant to Section 14(c) of the Securities Exchange Act of 1934, as amended (the "Information Statement"). The company's board of directors and shareholders holding a majority of its outstanding voting capital stock approved an amendment to the articles of incorporation (the "Amendment") to change the Company's name from "Monster Offers" to "Monster Arts" (the "Name Change"). On May 2, 2013, the Company obtained the approval of the Name Change and the Amendment by written consent of the stockholders that are the record owners of 21,377,597 shares of common stock, which represents an aggregate of approximately 65.72% of the voting power as of May 2, 2013.

The date on which this Information Statement will be sent to stockholders will be on or about May 28, 2013, and it is being furnished to all holders of the common stock of the Company on record as of May 2, 2013.

The Name Change and the Amendment cannot be effectuated until twenty (20) days after the mailing of this Information Statement and after the filing of the amended Articles of Incorporation with Secretary of State of the State of Nevada with respect to the Name Change and the Amendment. The amendment to the Articles of Incorporation is to effectuate the Name Change.

The Company's board of directors believes that the amendment to the Articles of Incorporation to change the name from "Monster Offers" to "Monster Arts Inc." is necessary in light of the proposed future business operations of the Company. The board of directors believes that the current name defines and limits the Company to an area which is involving less and less the substantial business operations of the Company. Those business operations pertain to daily deal aggregation, which involves collecting daily deals from multiple sites in local communities across the U.S. and Canada. The Company focuses on providing innovation and utility for daily deal consumers and providers by collecting and publishing thousands of daily deals and allowing consumers to organize these deals by geography or product categories, or to personalize the results using keyword search. The Company will continue these operations but intends to expand its operations.

The board of directors, therefore, believes that the name "Monster Arts Inc." will better reflect the evolution of the Company's future business operations including, but not limited to, growing the Company outside the daily deals space utilizing the core competencies of analytics and research that the Company has garnered during the prior years, including expertise in software and smartphone app development. As of the date of this Quarterly Report, the Company has pending several agreements and/or negotiations with entertainment related firms to build out smartphone applications for their catalogs and/or catalogs for the purpose of promoting and enhancing the offerings and brands for clients.

Our Current Business

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

Ad Shark’s Business

Ad Shark organizes advertising sales efforts by constructing media and advertising delivery systems for Smartphone and Tablet app developers. Ad Shark's corporate mission is to capitalize on the growth of the mobile marketing industry, which some analysts have estimated to be increasing at an annual rate of about 100% per year.

Ad Shark's approach to integrating traditional internet advertising with optimized media and cutting edge ad delivery methods, all tailored specifically for the applicable Smart Device, OS or screen resolution platform, puts the company in an ideal position to compete for engagements involving advertising campaigns for mobile marketing services and products. At present, Ad Shark has more than 2,000 clients. For more on Ad Shark, Inc., see Ad Shark’s website: http://www.adshark.mobi. (The information on Ad Shark’s website is for reference purposes only, and is not meant or intended to be included as description of Ad Shark in this Quarterly Report.)

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

Master Purchase Agreement with Iconosys

On March 4, 2013, the Company and Iconosys, a privately held corporation which shares an officer with the Company, entered into a Master Purchase Agreements in order for the Company to purchase, and for Iconosys to sell, certain intellectual property assets, including, without limitation, domain names, trademarks, and smart phone apps, and 15,046,078 shares of Iconosys common stock, $0.001 par value, in consideration for the Company’s cancellation of $295,862 in advances to Iconosys and $2,884 in accrued interest receivable. The Company valued the 15,046,078 shares received from Iconosys at the fair market value of $0.10 which was calculated from the average stock price paid by cash investors. This resulted in valuing the stock received at $1,504,608. The stock received accounts for approximately 10% of the 150,460,781 shares of Iconosys issued and outstanding as of March 31, 2013. Since this agreement was between related parties, the Company did not record an asset for the excess consideration received but recorded the debit to additional paid in capital.

 Results of Operations for the Three Month Periods Ended March 31, 2013 and March 31, 2012

Revenues

During the three month period ended March 31, 2013, the Company generated $14,450 in revenues as compared to $46,500 for the three month period ended March 31, 2012. The revenue generated during the three month period ended March 31, 2013 consisted of: (i) $11,250 (2012: $21,500) in commission revenues; (ii) $3,250 (2012: $-0-) in service related party; and (iii) $-0- (2012: $25,000) in license revenues. There can be no assurances that the Company can be profitable or that the Company will not incur operating losses in the future.

Operating Expenses

For the three month period ended March 31, 2013, the Company incurred operating expenses of $405,087 as compared to operating expenses of $36,455 incurred during the three month period ended March 31, 2012. Operating expenses for the three month period ended March 31, 2013 consisted of the following: (i) $10,752 (2012: $12,222 in general and administration; (ii) $292,968 (2012: $9,183 in consulting; (iii) $58,350 (2012: $10,550 in salaries; (iv) $1,203 (2012: $-0-) in marketing and promotions; (v) $11,609 (2012: $-0-) in depreciation and amortization; and (vi) $30, 205 (2012: $4,500) in professional fees.

Consulting expenses increased by 283,785, to $292,968 from $9,183 for the three months ended March 31, 2013 and 2012 respectively, primarily due to the fair value of stock issued to consultants for services.

Salaries and wages increased by $47,800, to $58,350 from $10,550 for the three months ended March 31, 2013 and 2012 respectively, primarily due to the Company’s merger with Ad Shark and taking over the payroll of Ad Sharks officers and directors.

Professional fees increased by $25,705, to $30,205 from $4,500 for the three months ended March 31, 2013 and 2012 respectively, primarily due to increased legal and accounting fees for the year-end audit and Ad Shark merger.

Therefore, during the three month period ended March 31, 2013, the Company incurred a loss from operations of $390,637 as compared to a profit from operations of $10,045 during the three month period ended March 31, 2012.

During the three month period ended March 31, 2013, the Company further incurred: (i) interest expense of $2,671 (2012: $5,381); (ii) interest income of $2,980 (2012: $-0-); and (iii) financing expense of $-0- (2012: $14,064).

As a result of the above, the Company incurred a net loss of $390,328 ($0.09 per share) and of $9,400 ($0.04 per share) for the three month periods ended March 31, 2013and 2012, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate adequate amounts of cash to meet its needs for cash.  The following table provides certain selected balance sheet comparisons between March 31, 2013 and December 31, 2012:

	March 31,	December 31,	$	%
	2013	2012	Change	Change
Working Capital	114,844	342,236	(227,392)	(66.4%)
Cash	9,287	182,820	(173,533)	(94.9%)
Total Current Assets	346,940	694,274	(347,334)	(50.0%)
Total Assets	380,765	739,708	(358,943)	(48.5%)
Accounts payable and accrued liabilities	176,921	199,163	(22,242)	(11.2%)
Loan from officer	18,425	101,125	(82,700)	(81.8%)
Notes payable to related party	13,250	13,250	-	0.0%
Convertible notes payable	23,500	38,500	(15,000)	(39.0%)
Total current liabilities	232,096	352,038	(119,942)	(34.1%)
Total liabilities	232,096	352,038	(119,942)	(34.1%)

At March 31, 2013, our working capital deficit decreased when compared to December 31, 2012, primarily as a result of a decrease of $168,912 in loan receivable to related party, as a result of the Master Purchase Agreement with Iconosys.

Operating activities

Net cash used for continuing operating activities during the three months ended March 31, 2013 was $266,708. Non-cash items totaled approximately $123,620 which included the following:

•	$258,575 of stock for services representing the value of shares issued to consultants for services rendered to the Company
•	$298,745 cancelation of loan receivable to Iconosys per Master Purchase Agreement
•	$11,609 of depreciation and amortization
•	$3,735 increase in prepaids from stock issued to consultants for future services
•	$96 increase in interest receivable
•	$168,912 decrease in loan receivable to related party
•	$25,791 increase in accounts payable and accrued expenses
•	$4,000 increase in accounts payable to related parties
•	$171 increase in accrued interest

Net cash used for continuing operating activities during the three months ended March 31, 2012 was $8,135. Non-cash items totaling approximately $1,265 contributing to the net cash used in continuing operating activities for the three months ended March 31, 2012 which include:

•	$25,000 in license revenues (non-cash) for the license agreement with Iconosys
•	$12,917 increase in finance fees
•	$181 in stock options for services expense
•	$1,250 in bad debt expense
•	$3,582 in strategic alliance cost from shares issue to SSL5
•	$1,500 decrease in accounts receivable
•	$1,955 in unamortized financing fees
•	$501 increase in accounts payable and accrued expenses
•	$5,381 increase in accrued interest

Financing activities

We have financed our operations primarily from debt or the issuance of equity instruments. For the three month period ended March 31, 2013 and 2012, net cash flows provided from financing activities was $93,175 and $4,500, respectively.

Plan of Operation

Management does not believe that the Company will be able to generate any significant profit during the coming year. Management believes that general and administrative costs as well as building its infrastructure will most likely curtail any significant profits.

Notwithstanding, the Company anticipates it will continue to generate losses and therefore it may be unable to continue operations in the future. Originally, management anticipated a need to raise $475,000 to fully implement its business plan. After careful consideration and a detailed analysis by new management, the Company now expects it will need to raise $5,000,000 to forward its business plan, and the Company would have to issue debt or equity or enter into a strategic arrangement with a third party. There can be no assurance that additional capital will be available to the Company, especially with the current economic environment.

Management is concerned that the Company may not have sufficient funds to meet its financial obligations for the next twelve months. Management believes the Company can generate sufficient cash reserves to keep the Company operational through the fourth quarter. Management will need to obtain outside funding to keep the Company operational beyond the third quarter. There are no assurances that management will be able to secure outside funding. Management anticipates that the Company will need to spend a minimum of $30,000 over the next twelve months to pay for audit and legal fees to keep the company fully reporting. Failure to secure additional funding can result in the company being fully reporting, but not operational. The Company will require additional funds to build its business infrastructure. In the event the Company requires additional funds, the Company will have to seek loans or equity placements to cover such cash needs. There are no assurances additional capital will be available to the Company on acceptable terms.

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

Going Concern

Going Concern - The Company has recognized an accumulated deficit since inception (February 23, 2007) through March 31, 2013 of $5,601,999. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. The financial statements have been prepared assuming the Company will continue to operate as a going concern which contemplates the realization of assets and the settlement of liabilities in the normal course of business. No adjustment has been made to the recorded amount of assets or the recorded amount or classification of liabilities which would be required if the Company were unable to continue its operations. (See Financial Footnote 2).

Summary of any product research and development that we will be performed for the term of our plan of operations.

We do not anticipate performing any additional significant product research and development under our current plan of operation.

Expected purchase or sale of plant and significant equipment

We do not anticipate the purchase or sale of any plant or significant equipment; as such items are not required by us at this time.

Significant changes in the number of employees

As of May 17, 2013, we did not have any employees. We are dependent upon our officers and directors for our future business development. As our operations expand we anticipate the need to hire additional employees, consultants and professionals; however, the exact number is not quantifiable at this time.

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

Item 4. Controls and Procedures

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

Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2013. In making its assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on its assessment, management has concluded that we had certain control deficiencies described below that constituted material weaknesses in our internal controls over financial reporting. As a result, our internal control over financial reporting was not effective as of September 30, 2012.

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

We do not believe the material weaknesses described above caused any meaningful or significant misreporting of our financial condition and results of operations for the quarter ended March 31, 2013. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

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

Item 1A - Risk Factors

See Risk Factors set forth in Part I, Item 1A of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2012 and the discussion in Item 1, above, under "Liquidity and Capital

Resources."

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

Item 3 - Defaults Upon Senior Securities

None.

Item 4 - Mine Safety Disclosure

None.

Item 5 - Other Information

None.

Item 6 - Exhibits

Exhibit Number	Ref	Description of Document

31.1		Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101	*	The following materials from this Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (eXtensible Business Reporting Language).:

(1) Balance Sheets at March 31, 2013 (unaudited), and December 31, 2012 (audited).

(2) Unaudited Statements of Operations for the three-month period ending March 31, 2013 and March 31, 2012, and the period from inception to March 31, 2013.

(3) Unaudited Statements of Cash Flows for the three-month period ended March 31, 2013 and March 31, 2012, and from inception to March 31, 2013.

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

Monster Offers Registrant
May 20, 2013	By: /s/ Wayne Irving II
Wayne Irving II Director and (principal executive, financial and accounting officer)

