Form 10-Q
period 2013-06-30
Monster Arts Inc.
filed 2013-08-19
CIK 1423746

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2013

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________to

Commission File Number: 0-53266

MONSTER ARTS, INC.

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

1

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of August 19, 2013, the registrant’s outstanding common stock consisted of 33,917,651 shares, $0.001 par value. Authorized – 75,000,000 shares.

2

Table of Contents

Monster Arts, Inc.

Index to Form 10-Q

For the Quarterly Period Ended June 30, 2013

PART I FINANCIAL INFORMATION ITEM 1. FINANCIAL STATEMENTS
MONSTER ARTS, INC. (A Development Stage Company) CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2013	2012
Assets:	(Unaudited)	(Audited)
Current Assets
Cash	$4,606	$182,820
Accounts receivable, net of allowance for doubtful
accounts of $1,250	5,173	4,173
Loan receivable to related party	288,800	452,362
Interest receivable to related party	11,190	8,840
Deposits	34,125	—
Prepaid expenses	32,929	46,079

Total Current Assets	376,823	694,274

Fixed Assets
Property and equipment, net	854	1,248
Website, net	21,362	44,186

Total Fixed Assets	22,216	45,434

Total Assets	$399,039	$739,708

Liabilities and Stockholders' Equity(Deficit):
Current Liabilities
Accounts payable & accrued expenses	$274,184	$197,113
Accounts payable to related parties	14,721	—
Accrued interest	1,595	2,050
Loan from officer	13,421	101,125
Notes payable to related party	13,250	13,250
Convertible notes payable	158,300	38,500
Derivative Liability	621,935	—

Total Liabilities	1,097,406	352,038

Stockholders' Equity(Deficit):
Common stock, $0.001 par value 75,000,000 shares
authorized, 4,961,946 and 3,389,361 shares issued and
outstanding, respectively	4,962	3,389
Additional paid in capital	5,210,661	4,835,503
Stock subscription payable	487,751	760,449
Deficit accumulated during the development stage	(6,401,741)	(5,211,671)
Total stockholders' equity (deficit)	(698,367)	387,670

Total Liabilities and Stockholders' Equity (Deficit)	$399,039	$739,708

The accompanying notes are an integral part of these financial statements.
4

MONSTER ARTS, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

					From Inception
	For the Three Months Ended June 30,		For the Six Months Ended June 30,		(February 23, 2007)
	2013	2012	2013	2012	to June 30, 2013

Commission revenues	$2,500	$14,000	$13,750	$30,500	$217,135
Commission revenues related party	—	—	—	—	326,247
License revenues	—	8,333	—	33,333	100,000
Services	3,500	3,585	3,500	8,585	3,500
Service- related party	—	—	3,200	—	76,401
Total revenues	6,000	25,918	20,450	72,418	723,283

Cost of services	—	—	—	—	249,828

Gross Profit	6,000	25,918	20,450	72,418	473,455

Operating expenses:
General and administration	48,898	158,464	59,650	170,687	575,362
Consulting	21,716	104,687	314,684	113,870	1,375,630
Salaries	42,218	9,106	100,568	19,656	360,224
Marketing and promotions	4,883	—	6,086	—	46,357
Depreciation and amortization	11,609	—	23,218	—	55,588
Professional fess	54,830	11,805	85,035	16,305	185,837
Total operating expenses	184,154	284,062	589,241	320,518	2,598,998

Income (Loss) from operations	(178,154)	(258,144)	(568,791)	(248,100)	(2,125,543)

Other income and (expenses):
Interest expense	(1,916)	(57,209)	(4,587)	(62,590)	(85,478)
Interest expense- derivative	(621,935)	—	(621,935)	—	(621,935)
Interest income	2,263	—	5,243	—	10,402
Financing expense	—	(2,084)	—	(16,148)	(160,987)
Loss on debt settlement	—	(2,514,865)	—	(2,514,865)	(2,497,367)
Debt forgiveness	—	—	—	—	6,456
Refund on expenses	—	—	—	—	34,000
Impairment expense	—	—	—	—	(525,435)
Total other income and (expenses)	(621,588)	(2,574,158)	(621,279)	(2,593,603)	(3,840,344)

Net loss before taxes	(799,742)	(2,832,302)	(1,190,070)	(2,841,703)	(5,965,887)

Tax provisions	—	—	—	—	—

Net loss after taxes	$(799,742)	$(2,832,302)	$(1,190,070)	$(2,841,703)	$(5,965,887)

Basic & diluted loss per share	$(0.16)	$(1.28)	$(0.26)	(2.34)

Weighted average shares outstanding	4,968,186	2,210,006	4,628,095	1,213,805

The accompanying notes are an integral part of these financial statements.

MONSTER ARTS, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

			From Inception
			(February 23, 2007)
	For the Six Months Ended June 30,		June 30,
	2013	2012	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss for the period	$(1,190,070)	$(2,841,703)	$(5,965,887)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Impairment loss	—	—	525,435
License revenues- non cash	—	—	(100,000)
Non-cash compensation	—	(231,147)	8,400
Forgiveness of debt	—	—	(846)
Financing fees	—	15,000	160,987
Derivative expense	621,935	—	621,935
Stock for services	170,668	481,381	1,034,628
Stock options for services	—	—	260,905
Stock for note extension	—	—	15,000
Bad debt	—	1,250	1,250
Discount on notes payable	—		15,000
Stock issued for debt settlement	30,000	2,514,865	2,527,367
Strategic alliance costs	—	—	45,878
Effect from share exchange	—	—	24,618
Master purchase agreement	(298,745)	—	(298,745)
Depreciation and amortization	23,218	2,421	55,588
Changes in Operated Assets and Liabilities:
Decrease (increase) in prepaids	34,387	—	14,580
Increase in deposits	(34,125)	—	(34,125)
(Increase) decrease in accounts receivable	(1,000)	2,500	(71)
Increase in interest receivable	(2,350)	—	(7,509)
Decrease in unamortized financing fees	—	—	(6,919)
Decrease (Increase) in loan receivable to related party	163,562	—	(8,250)
Increase in unearned revenues	—	(33,333)	—
Increase in accounts payable and accrued expenses	77,068	8,872	194,074
Increase in accounts payable to related parties	14,721	—	14,721
Increase (decrease) in accrued interest	(454)	62,590	11,791
Net cash (used) in operating activities	(391,185)	(17,304)	(890,195)

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft	—	497	497
Proceeds from sale of stock	168,875	5,000	500,348
Proceeds from stock subscription payable	12,000	—	12,000
Proceeds from officer loan	14,565	—	115,690
Payments on officer loan	(102,269)	—	(102,269)
Proceeds from convertible notes	119,800	—	360,300
Payments on convertible notes	—	(5,000)	(6,000)
Proceeds from note payable	—	—	—
Proceeds from notes payable to related party	—	13,250	13,250
Contributed Capital	—	—	985
Net Cash Provided by Financing Activities	212,971	13,747	894,801

Net (Decrease) Increase in Cash	(178,214)	(3,557)	4,606
Cash at beginning of period	182,820	3,817	—
Cash at end of period	$4,606	$260	$4,606

SUPPLEMENTAL DISCLOSURES:
Income Taxes Paid	$—	$—	$—
Interest Paid	$—	$—	$—

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Stock issued for purchase of license	$—	$—	$450,000
Stock issued for conversion of notes	$30,000	$217,676	$462,242
Stock issued for debt settlement	$—	$35,825	$2,497,367
Increase in prepaid stock compensation	$—	$257,419	$257,419

The accompanying notes are an integral part of these financial statements.

Monster Arts, Inc.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

June 30, 2013 and December 31, 2012

(Unaudited)

 NOTE 1 – ORGANIZATION & BUSINESS DESCRIPTION

On May 2, 2013, the Company amended its articles of incorporation to change its name from Monster Offers to Monster Arts, Inc. (a development stage company) (the "Company"). The Company was incorporated under the laws of the State of Nevada, as Tropical PC Acquisition Corporation on February 23, 2007 ("Inception"). On December 11, 2007, the Company amended its Articles of Incorporation changing its name from Tropical PC Acquisition Corporation to Monster Offers. On November 9, 2012 the Company executed a share exchange agreement with Ad Shark, Inc., a privately-held California corporation incorporated April 12, 2011. As a result of the share exchange agreement, Ad Shark, Inc. became a wholly owned subsidiary of the Company. Ad Shark, Inc. organizes advertising sales efforts by constructing media and advertising delivery systems for Smartphone and Tablet application developers including the delivery of mobile banners, mobile video, mobile text messaging, and mobile email advertising.

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

NOTE 2 - GOING CONCERN

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. Since inception (February 23, 2007) through June 30, 2013, the Company incurred an accumulated deficit during development stage of approximately $6,401,741. The Company's ability to continue as a going concern is contingent upon its ability to achieve and maintain profitable operations and its ability to raise additional capital as required.

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

Monster Arts, Inc.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

June 30, 2013 and December 31, 2012

(Unaudited)

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting

These financial statements are prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America (“US GAAP”).

Unaudited Interim Financial Information

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in The United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial information.  Accordingly, they do not include all the information necessary for a comprehensive presentation of financial position and results of operations.

It is management's opinion, however, that all material adjustments (consisting of normal and recurring adjustments) have been made which are necessary for a fair financial statements presentation.  The results for the interim period are not necessarily indicative of the results to be expected for the year.

Principles of Consolidation

The accompanying consolidated financial statements include all of the accounts of the Company and Ad Shark, Inc. as of June 30, 2013. Ad Shark, Inc. was acquired through a share exchange agreement on November 9, 2012. Therefore, the Company only reports the profits and losses from Ad Shark, Inc. after the date of merger. All intercompany balances and transactions have been eliminated.

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

Cash and Cash Equivalents

The Company considers all short-term investments with a maturity of three months or less at the date of purchase to be cash equivalents. As of June 30, 2013 and December 31, 2012, there are no cash equivalents.

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

Monster Arts, Inc.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

June 30, 2013 and December 31, 2012

(Unaudited)

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES (continued)

Advertising

Advertising costs are expensed when incurred. The Company incurred advertising expenses of $6,086 and $2,630 for the six months ended June 30, 2013 and 2012, respectively.

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

Earnings per Share

Historical net (loss) per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share include additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of securities or other contracts to issue common stock that were exercised or converted into common stock or resulted in the issuance of common stock that shared in the earnings of the entity. At June 30, 2013, the Company had multiple convertible debentures outstanding that if-converted would result in 1,541,089 new common shares being issued.

Accounts receivable

Accounts receivable are stated at the amount management expects to collect from balances outstanding at year end. Management provides for probable uncollectible amounts through a charge to earnings and a credit to an allowance based on its assessment of the current status of individual accounts. Balances that are still outstanding after management has used reasonable collection efforts are written off through a charge to the valuation allowance. The balance in accounts receivable, net of allowance for doubtful accounts of $1,200, was $5,173 and $4,173 at June 30, 2013 and December 31, 2012, respectively.

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

Monster Arts, Inc.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

June 30, 2013 and December 31, 2012

(Unaudited)

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES (continued)

Website Development Costs

The Company recognizes the costs associated with developing a website in accordance with FASB ASC 350-50 Website Development Costs. Accordingly costs associated with the website consist primarily of website development costs paid to a third party. These capitalized costs are amortized based on their estimated useful life over two years upon the website becoming operational. Internal costs related to the development of website content will be charged to operations as incurred.

Fair Value of Financial Instruments

The carrying amounts of the financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities, approximate fair value due to the short maturities of these financial instruments. The notes payable are also considered financial instruments whose carrying amounts approximate fair values.

Intangible assets

The Company follows Financial Accounting Standard Board’s (FASB) Codification Topic 350-10 (“ASC 350-10”), Intangibles - Goodwill and Other to determine the method of amortization of its intangible assets. The Company’s intangible assets are capitalized at historical cost and are amortized over their useful lives. The Company amortizes its license of SSL5 intellectual property using the straight-line method over an estimated useful life of 10 years (see Note 8).

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

ASC 505, Compensation-Stock Compensation, establishes standards for the accounting for transactions in which an entity exchanges its equity instruments to non-employees for goods or services. Under this transition method, stock compensation expense includes compensation expense for all stock-based compensation awards granted on or after January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of ASC 505.

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

Monster Arts, Inc.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

June 30, 2013 and December 31, 2012

(Unaudited)

Recent Accounting Pronouncements

ASU 2011-04. In May 2011, the FASB issued Accounting Standards Update 2011-14, Fair Value Measurement (Topic 820). This Update will improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with US GAAP and International Financial Reporting Standards (“IFRS”). The amendments in this Update result in common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs and they explain how to measure fair value and they do not require additional fair value measurements and are not intended to establish valuation standards or affect valuation practices outside of financial reporting. The amendments in this Update apply to all reporting entities that are required or permitted to measure or disclose the fair value of an asset, a liability, or an instrument classified in a reporting entity’s shareholders’ equity in the financial statements.

The amendments in this update are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. Early application by public entities is not permitted. The adoption of ASU 2011-04 is not expected to have any material impact on our financial position, results of operations or cash flows.

ASC 480, In March of 2012, the FASB issued Accounting Standards Update, Distinguishing Liabilities from Equity; primarily originated from FAS 150 and related interpretations. This subtopic establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The guidance applies to freestanding financial instruments, thus reinforcing the importance of this determination.

We have examined all other recent accounting pronouncements and believe that none of them will have a material impact on the financial statements of our company.

NOTE 4 – PREPAIDS

At June 30, 2013 and December 31, 2012 the Company recorded prepaid expense of $32,929 and $46,079, respectively. The prepaid asset recorded at June 30, 2013 was the result of the Company executing two consulting contracts for future services.

On January 9, 2013, the Company issued 50,000 shares of common stock to Thomas Mead as part of a (3) three year employment agreement to serve as the Company’s Director of Technology. The Company valued the shares at the closing price of $0.285 on the date of the agreement and recorded the remaining unearned portion of the contract as a prepaid expense which is being expensed over the contract life of three years.

On June 7, 2013, the Company signed a consulting agreement with Pyrenees Investments, LLC, a Nevada Limited Liability Company for services including but not limited to the introduction to potential investor relation firms and capital investor groups. The Company agreed to compensate Pyrenees Investments, LLC with $25,000 worth of restricted common stock for a (1) one year contract term. As of June 30, 2013, the Company has not issued any stock pursuant to this executed agreement. The Company recorded a $25,000 stock subscription payable and has recorded a prepaid asset for the unearned portion of the contract term.

Monster Arts, Inc.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

June 30, 2013 and December 31, 2012

(Unaudited)

NOTE 4 – PREPAIDS (continued)

The following is a summary of recognized prepaid expenses per consulting contracts.

	June 30, 2013	December 31, 2012
Iconosys	$—	$11,942
Marlena Niemann	—	30,804
Arthur Sterling	—	3,333
Thomas Mead	12,096	—
Pyrenees Investments, LLC	20,833	—

	$32,929	$46,079

NOTE 5 – PROPERTY & EQUIPMENT

Property and equipment consists of the following at June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012
Property and equipment	$2,364	$2,364
Less: accumulated depreciation	1,510	1,116
Property and equipment, net	$854	$1,248

The Company acquired the property and equipment through the share exchange agreement with Ad Shark, Inc. on November 9, 2012. Therefore, the Company only recognized depreciation on the equipment after the share exchange date. Depreciation expense for the six months ended June 30, 2013 and 2012 was $394 and $0.

NOTE 6 – WEBSITE DEVELOPMENT COSTS

Website development costs consist of the following at June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012
Website	$91,298	$91,298
Less: accumulated amortization	69,936	47,112
Website, net	$21,362	$44,186

The Company acquired the website asset through the share exchange agreement with Ad Shark, Inc. on November 9, 2012. Therefore, the Company only recognized amortization expense on the website after the share exchange date. Amortization expense for the six months ended June 30, 2013 and 2012 was $22,824 and $0.

NOTE 7 – STOCK SPLIT

On April 9, 2012, the Company executed a 300 to 1 reverse stock split, which was retrospectively applied to all financial statements.

Monster Arts, Inc.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

June 30, 2013 and December 31, 2012

(Unaudited)

NOTE 8 – SHARE EXCHANGE AGREEMENT

On November 9, 2012, the Company acquired Ad Shark Inc., a privately-held California corporation, through a share exchange agreement whereby the Company will issue 27,939,705 common shares in exchange for all the outstanding equity of Ad Shark, Inc. As a result of the share exchange, Ad Shark, Inc. became a wholly owned subsidiary of the Company. As of June 30, 2013, no shares have been issued pertaining to the share exchange agreement. The Company has reported the issuable shares as a stock subscription payable on the balance sheet and statement of stockholders’ equity.

NOTE 9 - STOCKHOLDERS' EQUITY

Common Stock

The Company is authorized to issue 75,000,000 shares of its $0.001 par value common stock.

In the six months ended June 30, 2013, the Company issued 1,896,418 common shares of which 861,751 shares were issued for cash totaling $454,300 ($278,425 received in 2012), 874,667 shares were to consultants for services, and 160,000 shares were to Tangier Investors LLP for the reduction of 30,000 in debt. The shares to consultants were valued at the closing stock price on the date of the executed agreement. This resulted in a consulting expense of $228,545 being recorded for the six months ended June 30, 2013. The uncompleted portions of the consulting contracts for future services were recorded as a prepaid asset because the Company has an enforceable right to receive these services. Of the 874,667 shares issued to consultants, 323,833 shares were incorrectly issued and later returned and cancelled.

Stock Options

The following summarizes pricing and term information for options issued to consultants that are outstanding as of June 30, 2013 and December 31, 2012:

	Six months ended June 30, 2013			Year ended December 31, 2012
		Weighted			Weighted
	Number	Average	Aggregate	Number	Average	Aggregate
	Of	Exercise	Intrinsic	Of	Exercise	Intrinsic
Stock Options	Options	Price	Value	Options	Price	Value

Balance at beginning of year	5,000	$ 0.30	$ -	6,667	$ 0.30	$ -

Granted	-	-	-	250,000	0.001	-
Exercised	-	-	-	(250,000)	-	-
Forfeited	-	-	-	-	-	-

Balance at end of period	5,000	$ 0.30	$ -	6,667	$ 0.30	$ -

Options exercisable at end of period	5,000	$ 0.30	$ -	6,667	$ 0.30	$ -

Weighted average fair value
of options granted		0			0

Monster Arts, Inc.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

June 30, 2013 and December 31, 2012

(Unaudited)

NOTE 9 - STOCKHOLDERS' EQUITY (continued)

Stock Options (continued)

The fair value of the options was based on the Black Scholes Model using the following assumptions:

	2013			2012
Exercise price:	$	N/A		$0.30
Market price at date of grant:	$	N/A		$1.00
Volatility:		N/A	%	229%-311%
Expected dividend rate:		N/A	%	0%
Risk-free interest rate:		N/A	%	0.13%-0.21%

The following activity occurred under the Company’s plans:

	June 30,	December 31,
	2013	2012
Weighted-average grant date fair value of options granted	$-	$-
Aggregate intrinsic value of options exercise	N/A	N/A
Fair value of options recognized as expense	$ N/A	$2,645

NOTE 10 - CONVERTIBLE NOTES PAYABLE

Asher Enterprises, Inc.

On April 11, 2013, the Company entered into a Convertible Note Agreement with Asher Enterprises Inc. for a $42,500 convertible note payable with interest of 8% per annum, unsecured, and due January 14, 2014. The note is convertible into common shares of the Company at a conversion rate of 55% of the market price, calculated as the average of the three lowest trading prices in the previous 10 days leading up to the date of conversion. As the conversion rate is floating in nature, the Company calculated a derivative expense of $112,016 at June 30, 2013 using the Black Scholes Model.

On May 13, 2013, the Company entered into a Convertible Note Agreement with Asher Enterprises Inc. for a $63,000 convertible note payable with interest of 8% per annum, unsecured, and due February 17, 2014. The note is convertible into common shares of the Company at a conversion rate of 55% of the market price, calculated as the average of the three lowest trading prices in the previous 10 days leading up to the date of conversion. As the conversion rate is floating in nature, the Company calculated a derivative expense of $212,766 at June 30, 2013 using the Black Scholes Model.

On June 14, 2013, the Company entered into a Convertible Note Agreement with Asher Enterprises Inc. for a $37,500 convertible note payable with interest of 8% per annum, unsecured, and due March 18, 2014. The note is convertible into common shares of the Company at a conversion rate of 55% of the market price, calculated as the average of the three lowest trading prices in the previous 10 days leading up to the date of conversion. As the conversion rate is floating in nature, the Company calculated a derivative expense of $256,584 at June 30, 2013 using the Black Scholes Model.

Monster Arts, Inc.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

June 30, 2013 and December 31, 2012

(Unaudited)

NOTE 10 - CONVERTIBLE NOTES PAYABLE (continued)

Tangier Investors LLP

On May 16, 2011, the Company entered into an agreement with Tangiers Investors, LP, a Delaware limited partnership, an accredited investor, whereby Tangiers Investors loaned the Company the aggregate principal amount of $50,000, less $500 for costs of the loan transaction and $4,000 fee to be paid to a third party, together with any interest at the rate of seven percent (7%) per annum, until the maturity date of May 7, 2012. The original issue discount note, as described in ASC 480-55, may not be prepaid in whole or in part. If the Note is not paid in full with interest on the maturity date, the note holder has the right to convert this Note into restricted common shares of the Company. The conversion price shall equal the “Variable Conversion Price” (subject to equitable adjustments for stock splits, stock dividends or rights offerings by the Borrower). The “Variable Conversion Price” shall mean 75% multiplied by the Market Price (representing a discount rate of 25%). “Market Price” means the lowest 11 trading price for the Common Stock during the seven (7) Trading Day period ending one Trading Day prior to the date the Conversion Notice is sent by the Holder to the Borrower via facsimile. In November of 2012 Tangier Investors LLP agreed to extend the terms of the convertible note for 5,000 common shares paid as consideration by the Company. This allowed the maturity date to be delayed until January 25, 2013. On March 21, 2013 Tangier Investors LLP converted $15,000 in convertible debt for 80,000 newly issued common shares of the Company. On April 10, 2013 Tangier Investors LLP converted $15,000 in convertible debt for 80,000 newly issued common shares of the Company. On April 20, 2013, Iconosys, a related party to the Company, paid off the remaining Tangier note balance of $8,500 with accrued interest of $2,221. The Company reclassified $10,721 to accounts payable to related parties. There is no interest on the related party debt owed to Iconosys.

Dennis Pieczarka

On May 22, 2013 the Company executed a convertible debenture agreement with Dennis Pieczarka for a $2,500 convertible note payable with interest of 9% per annum, unsecured and due on May 22, 2014. The holder has the right to convert the principle plus interest into common shares of the Company at a conversion rate of $0.15 per share. As the conversion rate is fixed and below the market price of the Company’s stock at June 30, 2013, the Company calculated a derivative expense of $2,917 at June 30, 2013 using the Black Scholes Model.

Christopher Thompson

On April 1, 2013, the Company entered into a Securities Purchase Agreement with Christopher Thompson for a $10,000 note payable due interest at 9% per annum, unsecured, and due April 1, 2014. The note is convertible into common shares of the Company at a conversion rate of $.10/share. As the conversion rate is fixed and below the market price of the Company’s stock at June 30, 2013, the Company calculated a derivative expense of $27,483 at June 30, 2013 using the Black Scholes Model.

Monster Arts, Inc.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

June 30, 2013 and December 31, 2012

(Unaudited)

NOTE 10 - CONVERTIBLE NOTES PAYABLE (continued)

Michael Lace

On June 26, 2013, the Company entered into a Securities Purchase Agreement with Michael Lace for a $2,800 note payable due interest at 9% per annum, unsecured, and due June 26, 2014. The note is convertible into common shares of the Company at a conversion rate of $.05/share. As the conversion rate is fixed and below the market price of the Company’s stock at June 30, 2013, the Company calculated a derivative expense of $10,169 at June 30, 2013 using the Black Scholes Model.

At June 30, 2013 and December 31, 2012, the Company had a convertible notes payable balance of $158,300 and $38,500. The accrued interest on convertible notes payable at June 30, 2013 and December 31, 2012 was $1,595 and $2,050, respectively.

NOTE 11 – RELATED PARTY TRANSACTIONS

Loan receivable to related party

The Company’s subsidiary, Ad Shark Inc., has a $300,000 line of credit agreement with Iconosys. The line of credit agreement has terms of 4%, payable on demand. Iconosys is a related party to the Company through Wayne Irving, who is an officer of both companies. Mr. Irving was appointed CFO in May of 2012 and then appointed CEO in late 2012. Iconosys was at one time the parent company to Ad Shark, Inc. At June 30, 2013 and December 31, 2012, the total loan receivable balance advanced to Iconsys is $288,800 and $452,362, respectively. At June 30, 2013 and December 31, 2012, the accrued interest receivable to related party balance was $11,190 and $8,840, respectively.

Accounts payable to related party

An affiliate to the Company, Fan Apps, transferred $4,000 of their De Joya Griffith retainer balance to the Company to be used for accounting expenses. Fan Apps is a subsidiary of Iconosys which shares a common officer with the Company. The Company used the full $4,000 retainer balance in the six months ended June 30, 2013. Iconosys, a private company that shares a common officer with the Company, paid $10,721 to Tangier Investors LLP for the benefit of the Company’s (Described in Note 10). There is no interest on the related party debt. The accounts payable to related parties balance at June 30, 2013 and December 31, 2012 was $14,721 and $0.

Master Purchase Agreement with Iconosys

On March 4, 2013, the Company and Iconosys, a privately held corporation which shares an officer with the Company, entered into a Master Purchase Agreements in order for the Company to purchase, and for Iconosys to sell, certain intellectual property assets, including, without limitation, domain names, trademarks, smart phone apps. In addition, the Company received 15,046,078 shares of Iconosys common stock, $0.001 par value, as consideration for the cancellation of $295,862 in advances to Iconosys and $2,884 in accrued interest receivable. The Iconosys stock received accounts for approximately 10% of the 150,460,781 shares of Iconosys issued and outstanding as of June 30, 2013. Since this agreement was between related parties, the Company did not record an asset for the excess consideration received but recorded the debit to additional paid in capital.

Monster Arts, Inc.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

June 30, 2013 and December 31, 2012

(Unaudited)

NOTE 11 – RELATED PARTY TRANSACTIONS (continued)

Notes Payable to related party

In 2012, the Company had certain debts paid directly by Iconosys, a related party through Wayne Irving. The amounts paid on behalf of the Company totaled $13,250 as of June 30, 2013 and December 31, 2012. They were recorded as a note payable to related party. The note payable has terms of 0% interest and is payable on demand.

Loan from Officer

The Company was loaned money by Wayne Irving, an officer of the Company, with 0% interest and payable on demand. At June 30, 2013 and December 31, 2012 the loan from officer balance was $13,421 and $101,125, respectively.

Accrued Compensation to Officer

On August 1, 2011, the Company’s wholly owned subsidiary, Ad Shark, entered into an employment agreement with its President Wayne Irving. The term of employment shall be three (3) years, commencing on the August 1, 2011 and terminating on July 31, 2014, or at a later mutually agreeable date. Salary compensation is to be paid at the rate of $88,500 annually, payable on a monthly basis. On the anniversary of employment, this rate will increase 5% annually. At June 30, 2013 and December 31, 2012, the Company had accrued wages of $123,822 and $127,219, respectively which are included in accounts payable and accrued expenses balance. In the six months ended June 30, 2013 and 2012, the Company made cash payments to Wayne Irving totaling $49,859 and $0.

Ad Shark Acquisition

The chairman, chief executive officer and chief financial officer of Monster Arts, Inc. is Wayne Irving II. Mr. Irving has been an officer and director of the Company since May 15, 2012. On November 9, 2012, the

Company entered into an Acquisition Agreement and Plan of Merger to acquire Ad Shark. At the time of this transaction, Wayne Irving II was also the chief executive officer and a director of Ad Shark. He is also the chief executive officer, director and majority shareholder of Iconosys, Inc. (“Iconosys”), which owned Ad Shark prior to Iconosys’ spinoff (the “Spinoff”) of its shareholdings in Ad Shark to its shareholders. Subsequent to the Spinoff, Ad Shark merged with Monster Arts, Inc. (the “Merger”). As a result of the Merger, Mr. Irving became the director, chairman, chief executive officer and chief financial officer of the Company, which was the surviving entity of the Merger, and remains the largest shareholder of the Company. As a condition of the Merger between Monster Arts, Inc. and Ad Shark, Monster Arts, Inc. agreed to keep in full force and effect a three-year Employment Agreement between Ad Shark and Mr. Irving which was entered into on August 1, 2012.

As a condition of the Merger between Monster Arts, Inc. and Ad Shark, Monster Arts, Inc. agreed to keep in full force and effect and to honor an ISO (Independent Sales Organization) Agreement between Ad Shark and Iconosys for the duration of the agreement, which terminates in June, 2013. At the time that subject agreement was entered into by the parties, Wayne Irving II was a principal executive officer and director for both Ad Shark and Iconosys. This Agreement allows Ad Shark to receive compensation from Iconosys in exchange for services rendered by Ad Shark in connection with its acting as Iconosys’ Independent Sales Organization. Under the terms of this Agreement, at the time of the Merger, Iconosys currently had an obligation to pay Ad Shark approximately $75,000.

Monster Arts, Inc.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

June 30, 2013 and December 31, 2012

(Unaudited)

NOTE 11 – RELATED PARTY TRANSACTIONS (continued)

Ad Shark Acquisition (continued)

As a condition of the Merger between Monster Arts, Inc. and Ad Shark, Monster Arts, Inc. agreed to keep in full and effect and to honor the Engagement Agreement dated March 19, 2011 between the Law Office of Brandon S. Chabner, a Professional Corporation, and Ad Shark. Brandon S. Chabner, Esq., is a director and corporate officer of Iconosys and 5%-plus shareholder of Monster Arts, Inc. The above-referenced Engagement Agreement provides for the provision of discounted cash rate legal services in exchange for equity-based compensation.

As a condition of the Merger between Monster Arts, Inc. and Ad Shark, Monster Arts, Inc. agreed to keep in full and effect and to honor a Line of Credit Agreement dated June 19, 2012 (the “LOC Agreement”) between Ad Shark, as “Lender,”, and Iconosys, as “Borrower.” This is a $300,000 revolving line of credit, pursuant to which, as of the effective time of the Merger, Iconosys has an obligation to repay Ad Shark approximately $271,000 in borrowings. This represents funds borrowed by Iconosys from Ad Shark on various dates during the period June 19, 2012 through October 9, 2012. Monster Arts, Inc. agreed to assume Ad Shark’s rights and obligations under the LOC Agreement as an integral part of this Merger. As of the Effective Time of the Merger, the Company also owed Iconosys approximately $75,000 in repayments of monies previously borrowed by Monster Arts, Inc. from Iconosys, and which obligation, as agreed to by Monster Arts, Inc. and Ad Shark in the Merger Agreement, may be offset by Iconosys against Iconosys’ repayment obligations to Monster Arts, Inc. under the LOC Agreement.

As a condition of the Merger, Monster Offers and Ad Shark, Inc. agreed to keep in full effect two separate Consulting Agreements, each dated June 1, 2012, between Ad Shark and Paul Gain, a former officer and director of Monster Offers, and between Ad Shark and Paul West. Under each of these Consulting Agreements, Ad Shark paid grants of common stock of Five Million (5,000,000) and One Million Five Hundred Thousand (1,500,000) of restricted Ad Shark shares to Mr. Gain and Mr. West, respectively, for past consulting services rendered to Ad Shark. As part of these Consulting Agreements, each of Messrs. Gain and West entered into a Confidentially Agreement pursuant to which (i) they each agreed to keep Ad Shark proprietary information confidential, and (ii) for a period of twelve (12) months immediately following the termination of their applicable Consulting Agreement, they each agreed not to solicit Ad Shark employees or independent contractors.

Each share of Ad Shark common stock (an aggregate of 122,375,910 shares) was converted into one share of the Company’s common stock, based on an exchange ratio of 4.38 to 1 reverse. As a result of the exchange, a total of 27,939,705 additional common shares of the Company would be issued to Ad Shark shareholders. As of June 30, 2013, the Company has not yet issued these shares. Therefore they have being recorded as stock payable in the stockholders’ equity section.

NOTE 12 – CONTINGENCY AGREEMENTS

On June 7, 2013, the Company signed a consulting agreement with Pyrenees Investments, LLC, a Nevada Limited Liability Company for services including but not limited to the introduction to potential investor relations firms and capital investor groups. The Company will compensate Pyrenees Investments, LLC with $25,000 worth of restricted common stock for a (1) one year contract term. As of June 30, 2013, the Company has not issued any stock pursuant to this executed agreement. The Company recorded a $25,000 stock subscription payable and has recorded a prepaid for the unearned portion of the contract term.

Monster Arts, Inc.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

June 30, 2013 and December 31, 2012

(Unaudited)

NOTE 13 - SUBSEQUENT EVENTS

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855 and has determined that other than mentioned below no other material subsequent events exist.

  On July 10, 2013, the Company, entered into a Securities Purchase Agreement whereby the Company sold a Convertible Promissory Note to Asher Enterprises, Inc., a Delaware corporation, in the original principal amount of $37,500, and accruing interest at eight percent (8%) per annum. The Note is convertible into the Company’s common stock at a conversion price equal to fifty-five percent (55%) of the then-prevailing market price, beginning one hundred eighty (180) days from the date of the Note’s issuance.

2.	The Board of Directors of the Company approved the execution of certain asset purchase and domain name, web site content and trademark assignment agreement dated August 8, 2013 (the "Asset Purchase Agreement") with Iconosys, Inc., a private California corporation ("Iconosys"). In accordance with the terms and provisions of the Asset Purchase Agreement, Iconosys shall sell, convey, transfer and assign to the Company and the Company shall purchase all right, title and interest in and to the assets of Iconosys as follows: (i) the Iconosys trademarks (the "Trademarks"); (ii) the Iconosys domain name (the "Domain Name") together with all associated service marks, copyrights, trade names and other intellectual property associated with the Domain Name; (iii) the Iconsys web site content (the "Web Site"), together with all associated intellectual property rights to the Web Site.

In further accordance with the terms and provisions of the Asset Purchase Agreement, the Company shall pay to Iconsys a purchase price of $250,000 as follows: (i) $50,000 of the Purchase Price shall be paid in cash with a cash payment of $5,000 to be paid within five days of closing and the balance of the $45,000 to be paid pursuant to the terms and provisions of that certain promissory note described below; and (ii) $200,000 of the Purchase Price shall be paid in the form of the issuance to Iconosys of 1,052,632 shares of the Company's restricted common stock at a per share price of $0.19 per share (which per share price was based on the closing trading price of the Company's shares of common stock on the OTC Bulletin Board as of August 8, 2013.

In conjunction with the Asset Purchase Agreement, on August 8, 2013, the Board of Directors approved the execution of that certain promissory note dated August 8, 2013 in the principal amount of $45,000 issued to Iconosys (the "Note"). Interest accrues on the Note at a rate of 4% per annum with a maturity date of August 7, 2014.

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

Overview of Current Operations

On May 2, 2013, the Company amended its articles of incorporation to change its name from Monster Offers to Monster Arts, Inc. Monster Arts, Inc. (the “Company") was incorporated in the State of Nevada on February 23, 2007, under the name Tropical PC Acquisition Company. On December 11, 2007, the Company amended its Articles of Incorporation changing its name from Tropical PC Acquisition Inc., to Monster Offers. The Company was originally incorporated as a wholly owned subsidiary of Tropical PC, Inc., a Nevada corporation. Tropical PC was incorporated September 22, 2004.

On November 9, 2012, the Monster Offers, Monster Offers Acquisition Corporation, a Nevada corporation and Ad Shark, Inc., a privately-held California corporation (“Ad Shark”), entered into a Acquisition Agreement and Plan of Merger pursuant to which the Company, through its wholly-owned subsidiary, Merger Sub, acquired Ad Shark in exchange for approximately 27,939,705 shares of the Company's unregistered restricted common stock, which were issued to the holders of Ad Shark stock based on their pro-rata ownership.

Amendment to Articles of Incorporation- Name Change

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

Material Agreements

Convertible Debentures

On April 1, 2013, the Company entered into a Securities Purchase Agreement with Christopher Thompson for a $10,000 note payable due interest at 9% per annum, unsecured, and due April 1, 2014. The note is convertible into common shares of the Company at a conversion rate of $.10/share. As the conversion rate is fixed and below the market price of the Company’s stock at June 30, 2013, the Company calculated a derivative expense of $27,483 at June 30, 2013 using the Black Scholes Model.

On April 11, 2013, the Company entered into a Convertible Note Agreement with Asher Enterprises Inc. for a $42,500 convertible note payable with interest of 8% per annum, unsecured, and due January 14, 2014. The note is convertible into common shares of the Company at a conversion rate of 55% of the market price, calculated as the average of the three lowest trading prices in the previous 10 days leading up to the date of conversion. As the conversion rate is floating in nature, the Company calculated a derivative expense of $112,016 at June 30, 2013 using the Black Scholes Model.

On May 13, 2013, the Company entered into a Convertible Note Agreement with Asher Enterprises Inc. for a $63,000 convertible note payable with interest of 8% per annum, unsecured, and due February 17, 2014. The note is convertible into common shares of the Company at a conversion rate of 55% of the market price, calculated as the average of the three lowest trading prices in the previous 10 days leading up to the date of conversion. As the conversion rate is floating in nature, the Company calculated a derivative expense of $212,766 at June 30, 2013 using the Black Scholes Model.

On May 22, 2013 the Company executed a convertible debenture agreement with Dennis Pieczarka for a $2,500 convertible note payable with interest of 9% per annum, unsecured and due on May 22, 2014. The holder has the right to convert the principle plus interest into common shares of the Company at a conversion rate of $0.15 per share. As the conversion rate is fixed and below the market price of the Company’s stock at June 30, 2013, the Company calculated a derivative expense of $27,483 at June 30, 2013 using the Black Scholes Model.

On June 14, 2013, the Company entered into a Convertible Note Agreement with Asher Enterprises Inc. for a $37,500 convertible note payable with interest of 8% per annum, unsecured, and due March 18, 2014. The note is convertible into common shares of the Company at a conversion rate of 55% of the market price, calculated as the average of the three lowest trading prices in the previous 10 days leading up to the date of conversion. As the conversion rate is floating in nature, the Company calculated a derivative expense of $256,584 at June 30, 2013 using the Black Scholes Model.

On June 26, 2013, the Company entered into a Securities Purchase Agreement with Michael Lace for a $2,800 note payable due interest at 9% per annum, unsecured, and due June 26, 2014. The note is convertible into common shares of the Company at a conversion rate of $.05/share. As the conversion rate is fixed and below the market price of the Company’s stock at June 30, 2013, the Company calculated a derivative expense of $10,169 at June 30, 2013 using the Black Scholes Model.

On July 10, 2013, the Company, entered into a Securities Purchase Agreement whereby the Company sold a Convertible Promissory Note to Asher Enterprises, Inc., a Delaware corporation, in the original principal amount of $37,500, and accruing interest at eight percent (8%) per annum. The Note is convertible into the Company’s common stock at a conversion price equal to fifty-five percent (55%) of the then-prevailing market price, beginning one hundred eighty (180) days from the date of the Note’s issuance.

Consulting Agreement

On June 7, 2013, the Company signed a consulting agreement with Pyrenees Investments, LLC, a Nevada Limited Liability Company for services including but not limited to the introduction to potential investor relations firms and capital investor groups. The Company will compensate Pyrenees Investments, LLC with $25,000 worth of restricted common stock for a (1) one year contract term. As of June 30, 2013, the Company has not issued any stock pursuant to this executed agreement. The Company recorded a $25,000 stock subscription payable and has recorded a prepaid for the unearned portion of the contract term.

Asset Purchase Agreement

The Board of Directors of the Company approved the execution of certain asset purchase and domain name, web site content and trademark assignment agreement dated August 8, 2013 (the "Asset Purchase Agreement") with Iconosys, Inc., a private California corporation ("Iconosys"). In accordance with the terms and provisions of the Asset Purchase Agreement, Iconosys shall sell, convey, transfer and assign to the Company and the Company shall purchase all right, title and interest in and to the assets of Iconosys as follows: (i) the Iconosys trademarks (the "Trademarks"); (ii) the Iconosys domain name (the "Domain Name") together with all associated service marks, copyrights, trade names and other intellectual property associated with the Domain Name; (iii) the Iconsys web site content (the "Web Site"), together with all associated intellectual property rights to the Web Site.

In further accordance with the terms and provisions of the Asset Purchase Agreement, the Company shall pay to Iconsys a purchase price of $250,000 as follows: (i) $50,000 of the Purchase Price shall be paid in cash with a cash payment of $5,000 to be paid within five days of closing and the balance of the $45,000 to be paid pursuant to the terms and provisions of that certain promissory note described below; and (ii) $200,000 of the Purchase Price shall be paid in the form of the issuance to Iconosys of 1,052,632 shares of the Company's restricted common stock at a per share price of $0.19 per share (which per share price was based on the closing trading price of the Company's shares of common stock on the OTC Bulletin Board as of August 8, 2013.

Iconosys is a leading developer of innovative mobile and stationary telecommunication applications and technologies. It develops safety, security, and privacy-oriented technologies for modern-age personal devices and platforms.  As a leader in the mobile communications market, Iconosys develops its technologies into retail grade Smart Device and web applications (apps) that promote an enhanced user experience. Iconosys has developed nearly 500 Smart Device retail grade apps since 2009.

Iconosys develops both client-side and server-side applications that are not only unique trendsetters, but also designed to serve the time-sensitive, constantly evolving needs of today’s and tomorrow’s consumers.  Iconosys and its client-side app development team are specialists in developing solutions for Android, iPhone, BlackBerry, Palm, Windows, Chrome, Windows Phone/Windows Mobile and Symbian platforms. Iconosys cultivates compelling competitive advantages in three primary areas of its business focus: research and development; hands-on client services; and mobile marketing strategies.

In conjunction with the Asset Purchase Agreement, on August 8, 2013, the Board of Directors approved the execution of that certain promissory note dated August 8, 2013 in the principal amount of $45,000 issued to Iconosys (the "Note"). Interest accrues on the Note at a rate of 4% per annum with a maturity date of August 7, 2014.

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

Our Current Business

Monster Arts, Inc. is a daily deal aggregator, collecting daily deals from multiple sites in local communities across the U.S. and Canada. Focused on providing innovation and utility for daily deal consumers and providers, the company collects and publishes thousands of daily deals and allows consumers to organize these deals by geography or product categories, or to personalize the results using keyword search.

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

Results of Operations for the Three Month Periods Ended June 30, 2013 and June 30, 2012

Revenues

During the three month period ended June 30, 2013, the Company generated $6,000 in revenues as compared to $25,918 for the three month period ended June 30, 2012. The revenue generated during the three month period ended June 30, 2013 consisted of: (i) $2,500 (2012: $14,000) in commission revenues; (ii) $3,500 (2012: $3,585) in services; and (iii) $-0- (2012: $8,333) in license revenues. There can be no assurances that the Company can be profitable or that the Company will not incur operating losses in the future.

Operating Expenses

For the three month period ended June 30, 2013, the Company incurred operating expenses of $184,154 as compared to operating expenses of $284,062 incurred during the three month period ended June 30, 2012. Operating expenses for the three month period ended June 30, 2013 consisted of the following: (i) $48,898 (2012: $158,464) in general and administration; (ii) $21,716 (2012: $104,687) in consulting; (iii) $42,218 (2012: $9,106) in salaries; (iv) $4,883 (2012: $-0-) in marketing and promotions; (v) $11,609 (2012: $-0-) in depreciation and amortization; and (vi) $54,830 (2012: $11,805) in professional fees.

Consulting expenses decreased by $82,971, to $21,716 from $104,687 for the three months ended June 30, 2013 and 2012, respectively, primarily due to the cancellation of 323,832 shares of stock for consulting services which were issued and recorded in the prior period.

Salaries and wages increased by $33,112 to $42,218 from $9,106 for the three months ended June 30, 2013 and 2012, respectively, primarily due to the Company’s merger with Ad Shark and taking over the payroll of Ad Sharks officers and directors.

Professional fees increased by $43,025, to $54,830 from $11,805 for the three months ended June 30, 2013 and 2012, respectively, primarily due to increased legal fees with the restructuring of the business which included overseeing new licensing agreements and contracts. The secondary reason is from additional accounting fees related to additional business restructuring, starting with the merger with Ad Shark.

Therefore, during the three month period ended June 30, 2013, the Company incurred a loss from operations of $178,154 as compared to a loss from operations of $258,144 during the three month period ended June 30, 2012.

During the three month period ended June 30, 2013, the Company further incurred: (i) interest expense of $1,916 (2012: $57,209); (ii) interest income of $2,263 (2012: $-0-); (iii) financing expense of $-0- (2012: $2,084); (iv) derivative interest expense of $621,935 (2012: $-0-); and (v) loss on debt settlement of $-0- (2012: $2,514,865).

As a result of the above, the Company incurred a net loss of $799,742 ($0.16 per share) and of $2,832,302 ($1.28 per share) for the three month periods ended June 30, 2013 and 2012, respectively.

Results of Operations for the Six Month Periods Ended June 30, 2013 and June 30, 2012

Revenues

During the six month period ended June 30, 2013, the Company generated $20,450 in revenues as compared to $72,418 for the six month period ended June 30, 2012. The revenue generated during the six month period ended June 30, 2013 consisted of: (i) $13,750 (2012: $30,500) in commission revenues; (ii) $3,500 (2012: $8,585) in services; (iii) $-0- (2012: $33,333) in license revenues; and (vi) $3,200 (2012: $-0-) in services to related parties. There can be no assurances that the Company can be profitable or that the Company will not incur operating losses in the future.

Operating Expenses

For the six month period ended June 30, 2013, the Company incurred operating expenses of $589,241 as compared to operating expenses of $320,518 incurred during the six month period ended June 30, 2012. Operating expenses for the six month period ended June 30, 2013 consisted of the following: (i) $59,650 (2012: $170,687) in general and administration; (ii) $314,684 (2012: $113,870) in consulting; (iii) $100,568 (2012: $19,656) in salaries; (iv) $6,086 (2012: $-0-) in marketing and promotions; (v) $23,218 (2012: $-0-) in depreciation and amortization; and (vi) $85,035 (2012: $16,305) in professional fees.

Consulting expenses increased by $200,814, to $314,684 from $113,870 for the six months ended June 30, 2013 and 2012, respectively, primarily due to the issuance of stock for consulting services.

Salaries and wages increased by $80,912 to $100,568 from $19,656 for the six months ended June 30, 2013 and 2012, respectively, primarily due to the Company’s merger with Ad Shark and taking over the payroll of Ad Sharks officers and directors.

Professional fees increased by $68,730, to $85,035 from $16,305 for the six months ended June 30, 2013 and 2012, respectively, primarily due to increased accounting and legal fees with the year end audit and merger with Ad Shark.

Therefore, during the six month period ended June 30, 2013, the Company incurred a loss from operations of $568,791 as compared to a loss from operations of $248,100 during the six month period ended June 30, 2012.

During the six month period ended June 30, 2013, the Company further incurred: (i) interest expense of $4,587 (2012: $62,590); (ii) interest income of $5,243 (2012: $-0-); (iii) financing expense of $-0- (2012: $16,148); (iv) derivative interest expense of $621,279 (2012: $-0-); and (v) loss on debt settlement of $-0- (2012: $2,514,865).

As a result of the above, the Company incurred a net loss of $1,190,070 ($0.26 per share) and of $2,841,703 ($2.34 per share) for the six month periods ended June 30, 2013 and 2012, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate adequate amounts of cash to meet its needs for cash.  The following table provides certain selected balance sheet comparisons between June 30, 2013 and December 31, 2012:

	June 30,	December 31,	$	%
	2013	2012	Change	Change
Working capital (deficit)	$ (720,582)	$ 342,236	$(1,062,818)	Over 100%
Cash	$ 4,606	$ 182,820	$ (178,214)	(97.5%)
Total current assets	$ 376,823	$ 694,274	$ (317,451)	(45.7%)
Total assets	$ 399,039	$ 739,708	$ (340,669)	(46.1%)
Account payable and accrued liabilities	$ 274,183	$ 197,113	$ 77,070	39.1%
Loan from officer	$ 13,421	$ 101,125	$ (87,704)	(86.7%)
Notes payable to related party	$ 13,250	$ 13,250	$ -	0.0%
Convertible notes payable	$ 158,300	$ 38,500	$ 119,800	Over 100%
Total current liabilities	$ 1,097,405	$ 352,038	$ 745,367	Over 100%
Total Liabilities	$ 1,097,405	$ 352,038	$ 745,367	Over 100%

At June 30, 2013, our working capital decreased to a deficit of $720,582 when compared to a surplus of $342,236 at December 31, 2012, primarily as a result of a decrease of $163,562 in loan receivable to related party which was a result of the Master Purchase Agreement with Iconosys and an increase in the derivative liability of $621,935 from the convertible notes issued.

Operating activities

Net cash used for continuing operating activities during the six months ended June 30, 2013 was $391,185. Non-cash items totaled approximately $798,885 which included the following:

•	$621,935 of derivative expense from the issuance of convertible notes payable
•	$170,668 of stock for services representing the value of shares issued to consultants for services rendered to the Company
•	$30,000 of stock issued for debt settlement of convertible notes
•	$298,745 cancelation of loan receivable to Iconosys per Master Purchase Agreement
•	$23,218 in depreciation and amortization
•	$34,387 decrease in prepaids from the recognition of the consulting for stock contracts completed
•	$34,125 increase in deposits from a retainer paid on future website services
•	$1,000 increase in accounts receivable
•	$2,350 increase in interest receivable
•	$163,562 decrease in loan receivable to related party
•	$77,068 increase in accounts payable and accrued expenses
•	$14,721 increase in accounts payable to related parties
•	$454 increase in accrued interest
26

Net cash used for continuing operating activities during the six months ended June 30, 2012 was $17,304. Non-cash items totaling approximately $2,824,399 contributing to the net cash used in continuing operating activities for the six months ended June 30, 2012 which include:

•	$231,147 in non-cash compensation
•	$15,000 increase in finance fees
•	$2,514,865 in stock for debt settlement

•	$1,250 in bad debt expense
•	$2,421 in depreciation and amortization
•	$2,500 decrease in accounts receivable
•	$33,333 in unearned revenues
•	$8,872 increase in accounts payable and accrued expenses
•	$62,590 increase in accrued interest

Financing activities

We have financed our operations primarily from debt or the issuance of equity instruments. For the six month period ended June 30, 2013, net cash flows provided from financing activities was $212,971 which consisted of $180,875 of proceeds from the sale of stock, $14,565 in proceeds from officer loans, $102,269 in payments on officer loans, and $119,800 in proceeds from convertible notes.

For the six month period ended June 30, 2012, net cash flows provided from financing activities was $13,747, which consisted of $5,000 in proceeds from the sale of stock, $497 in bank overdraft, $13,250 in proceeds from related party notes and $5,000 in payments on convertible notes.

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

Going Concern

Going Concern - The Company has recognized an accumulated deficit since inception (February 23, 2007) through June 30, 2013 of $6,401,741. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. The financial statements have been prepared assuming the Company will continue to operate as a going concern which contemplates the realization of assets and the settlement of liabilities in the normal course of business. No adjustment has been made to the recorded amount of assets or the recorded amount or classification of liabilities which would be required if the Company were unable to continue its operations. (See Financial Footnote 2).

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

Significant changes in the number of employees

As of August 16, 2013, we have two part-time employees and one full-time employee. We are also dependent upon our officers and director for our future business development. As our operations expand we anticipate the need to hire additional employees, consultants and professionals; however, the exact number is not quantifiable at this time.

Employment agreements

The Company has one executed employment agreement with its Chief Executive Officer, Wayne Irving. On August 1, 2011, the Company’s wholly owned subsidiary, Ad Shark, entered into an employment agreement with its President Wayne Irving. The term of employment shall be three (3) years, commencing on the August 1, 2011 and terminating on July 31, 2014, or at a later mutually agreeable date. Salary compensation is to be paid at the rate of $88,500 annually, payable on a monthly basis. On the anniversary of employment, this rate will increase 5% annually. At June 30, 2013 and December 31, 2012, the Company had accrued wages of $117,822 and $127,219, respectively which are included in accounts payable and accrued expenses balance. In the six months ended June 30, 2013 and 2012, the Company made cash payments to Wayne Irving totaling $55,859 and $0.

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

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2013. In making its assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on its assessment, management has concluded that we had certain control deficiencies described below that constituted material weaknesses in our internal controls over financial reporting. As a result, our internal control over financial reporting was not effective as of June 30, 2013.

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

We do not believe the material weaknesses described above caused any meaningful or significant misreporting of our financial condition and results of operations for the quarter ended June 30, 2013. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

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

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

In the six months ended June 30, 2013, the Company issued 1,896,418 common shares of which 861,751 shares were for $454,300 cash ($278,425 received in 2012), 874,667 shares were to consultants for services, and 160,000 shares were to Tangier Investors LLP for the reduction of 30,000 in debt. The shares to consultants were valued at the closing stock price on the date of the executed agreement. This resulted in a consulting expense of $228,545 being recorded for the six months ended June 30, 2013. Of the 874,667 shares issued to consultants, 323,833 shares were incorrectly issued and later returned and cancelled prior to June 30, 2013.

The Company plans to use funds raised through the sale of equity securities to support operating capital which includes rent, server and website support, officer’s salaries, legal fees, marketing, accounting, travel, app development, and administrative expenses.

Item 3 - Defaults Upon Senior Securities

None.

Item 4 - Mine Safety Disclosure

None.

Item 5 - Other Information

None.

Item 6 - Exhibits

Exhibit Number	Ref	Description of Document

31.1		Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101	*	The following materials from this Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2013, formatted in XBRL (eXtensible Business Reporting Language).:

(1) Balance Sheets at June 30, 2013 (unaudited), and December 31, 2012 (audited).

(2) Unaudited Statements of Operations for the three-month period ending June 30, 2013 and June 30, 2012, the six-month period ended June 30, 2013 and June 30, 2012, and the period from inception to June 30, 2013.

(3) Unaudited Statements of Cash Flows for the six-month period ended June 30, 2013 and June 30, 2012 and from inception to June 30, 2013.

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

Monster Arts, Inc. Registrant

August 19, 2013	By: /s/ Wayne Irving II
Wayne Irving II Chief Executive Officer, Chief Financial Officer and Director (principal executive, financial and accounting officer)

