Form 10-Q
period 2013-09-30
Monster Arts Inc.
filed 2013-11-19
CIK 1423746

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2013

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

1

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of November 19, 2013, the registrant’s outstanding common stock consisted of 39,734,740 shares, $0.001 par value. Authorized – 75,000,000 shares.

2

 Table of Contents

Monster Arts, Inc.

Index to Form 10-Q

For the Quarterly Period Ended September 30, 2013

MONSTER OFFERS
(A Development Stage Company) CONSOLIDATED BALANCE SHEETS

	(Unaudited)	(Audited)
	September 30,	December 31,
Assets:	2013	2012
Current Assets
Cash	$3,346	$182,820
Accounts receivable, net of allowance for doubtful
accounts of $1,250	5,173	4,173
Loan receivable to related party	286,604	452,362
Interest receivable to related party	13,377	8,840
Deposits	34,125	—
Prepaid expenses	429,572	46,079

Total Current Assets	772,197	694,274

Fixed Assets
Property and equipment, net	657	1,248
Website, net	9,950	44,186

Total Fixed Assets	10,607	45,434

Total Assets	$782,804	$739,708

Liabilities and Stockholders' Equity:
Current Liabilities
Bank overdraft	$1,904	$—
Accounts payable & accrued expenses	279,856	197,113
Accounts payable to related parties	19,721	—
Accrued interest	1,584	2,050
Loan from officer	13,421	101,125
Notes payable to related party	58,250	13,250
Convertible notes payable	229,065	38,500
Derivative Liability	1,039,558	—

Total Liabilities	1,643,359	352,038

Stockholders' Equity:
Preferred stock, $.001 par value 20,000,000 shares
authorized, 0 shares issued and outstanding, respectively
Common stock, $0.001 par value 730,000,000 shares	—	—
authorized, 12,071,257 and 3,389,361 shares issued and
outstanding, respectively	12,071	3,389
Additional paid in capital	5,801,873	4,835,503
Stock subscription payable	601,472	760,449
Deficit accumulated during the development stage	(7,275,971)	(5,211,671)
Total stockholders' equity (deficit)	(860,555)	387,670

Total Liabilities and Stockholders' Equity	$782,804	$739,708

The accompanying notes are an integral part of these financial statements.

MONSTER OFFERS
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

					From Inception
	For the Three Months Ended		For the Nine Months Ended		(February 23, 2007) to
	September 30,		September 30,		September 30,
	2013	2012	2013	2012	2013

Commission revenues	$—	$5,750	$13,750	$36,250	$217,135
Commission revenues- related parties	12,773	—	12,773	—	339,020
License revenues	—	—	—	33,333	100,000
Services	4,369	—	7,869	8,585	7,869
Service- related party	—	—	3,200	—	76,401
	17,142	5,750	37,592	78,168	740,425
Cost of services	—	—	—	—	249,828

Gross Profit	17,142	5,750	37,592	78,168	490,597

Operating expenses:
General and administration	326,274	30,269	385,924	200,956	901,636
Consulting	69,651	147,718	384,335	261,588	1,445,281
Wages	46,926	1,150	147,494	20,806	407,150
Marketing and promotions	6,011	—	12,097	—	52,368
Depreciation and amortization	11,609	—	34,827	—	67,197
Professional fess	15,545	6,700	100,580	23,005	201,382
Total operating expenses	476,016	185,837	1,065,257	506,355	3,075,014

Income (Loss) from operations	(458,874)	(180,087)	(1,027,665)	(428,187)	(2,584,417)

Other income and (expenses):
Interest expense	—	(1,045)	(4,520)	(63,635)	(85,411)
Interest expense- derivative	(417,623)	—	(1,039,558)	—	(1,039,558)
Interest income	2,267	—	7,443	—	12,602
Financing expense	—	—	—	(16,148)	(160,987)
Loss on debt settlement	—	—	—	(2,514,865)	(2,497,367)
Debt forgiveness	—	—	—	—	6,456
Refund on expenses	—	—	—	—	34,000
Impairment expense	—	—	—	—	(525,435)
Total other income and (expenses)	(415,356)	(1,045)	(1,036,635)	(2,594,648)	(4,255,700)

Net loss before taxes	$(874,230)	$(181,132)	$(2,064,300)	$(3,022,835)	$(6,840,117)

Tax provisions	—	—	—	—	—

Net loss after taxes	$(874,230)	$(181,132)	$(2,064,300)	$(3,022,835)	$(6,840,117)

Basic & diluted loss per share	$(0.13)	$(0.06)	$(0.38)	(1.61)

Weighted average shares outstanding	6,851,981	3,196,056	5,393,171	1,881,816

The accompanying notes are an integral part of these financial statements.

MONSTER OFFERS
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

			From Inception
			(February 23, 2007) to
	For the Nine Months Ended September 30,		September 30,
	2013	2012	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss for the period	$(2,064,300)	$(3,022,835)	$(6,840,117)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Impairment loss	—	—	525,435
License revenues- non cash	—	—	(100,000)
Non-cash compensation	—	—	8,400
Forgiveness of debt	—	—	(846)
Financing fees	—	15,000	160,987
Derivative expense	1,039,558	—	1,039,558
Stock for services	528,196	418,797	1,392,156
Stock options for services	—	—	260,905
Stock for note extension	—	—	15,000
Bad debt	—	1,250	1,250
Discount on notes payable	—	—	15,000
Stock issued for debt settlement	30,000	2,514,865	2,527,367
Strategic alliance costs	—	—	45,878
Effect from share exchange	—	—	24,618
Master purchase agreement	(298,745)	—	(298,745)
Depreciation and amortization	34,827	2,421	67,197
Changes in Operated Assets and Liabilities:
Decrease (increase) in prepaids	(7,744)	—	(27,551)
Increase in deposits	(34,125)	—	(34,125)
(Increase) decrease in accounts receivable	(1,000)	5,750	(71)
Increase in interest receivable	(4,537)	—	(9,696)
Decrease in unamortized financing fees	—	—	(6,919)
Decrease (Increase) in loan receivable to related party	165,758	—	(6,054)
Increase in unearned revenues	—	(33,333)	—
Increase in accounts payable and accrued expenses	82,743	18,573	199,749
Increase in accounts payable to related parties	19,721	—	19,721
Increase (decrease) in accrued interest	(466)	63,634	11,779
Net cash (used) in operating activities	(510,114)	(15,878)	(1,009,124)

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft	1,904	—	1,904
Proceeds from sale of stock	168,875	5,000	500,845
Proceeds from stock subscription payable	12,000	—	12,000
Proceeds from officer loan	14,565	—	115,690
Payments on officer loan	(102,269)	—	(102,269)
Proceeds from convertible notes	190,565	—	431,065
Payments on convertible notes	—	(6,000)	(6,000)
Proceeds from note payable	—	—	—
Proceeds from notes payable to related party	45,000	13,250	58,250
Contributed Capital	—	—	985
Net Cash Provided by Financing Activities	330,640	12,250	1,012,470

Net (Decrease) Increase in Cash	(179,474)	(3,628)	3,346
Cash at Beginning of Period	182,820	3,817	—
Cash (Overdraft) at End of Period	$3,346	$189	$3,346

SUPPLEMENTAL DISCLOSURES:
Income Taxes Paid	$—	$—	$—
Interest Paid	$—	$—	$—

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Stock issued for purchase of license	$—	$—	$450,000
Stock issued for conversion of notes	$30,000	$217,676	$462,242
Stock issued for debt settlement	$—	$35,825	$2,497,367
Increase in prepaid stock compensation	$—	$257,419	$257,419

The accompanying notes are an integral part of these financial statements.

Monster Arts, Inc.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

September 30, 2013 and December 31, 2012

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

On August 8, 2013, the Company approved the execution of an asset purchase agreement with Iconosys, Inc., a private California corporation which shares an officer with the Company for the rights to domain names, web site content and trademark assignments.

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

NOTE 2 - GOING CONCERN

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. Since inception (February 23, 2007) through September 30, 2013, the Company incurred an accumulated deficit during development stage of approximately $7,275,971. The Company's ability to continue as a going concern is contingent upon its ability to achieve and maintain profitable operations and its ability to raise additional capital as required.

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

September 30, 2013 and December 31, 2012

(Unaudited)

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

Principles of Consolidation

The accompanying consolidated financial statements include all of the accounts of the Company and Ad Shark, Inc. as of September 30, 2013. Ad Shark, Inc. was acquired through a share exchange agreement on November 9, 2012. Therefore, the Company only reports the profits and losses from Ad Shark, Inc. after the date of merger. All intercompany balances and transactions have been eliminated.

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

September 30, 2013 and December 31, 2012

(Unaudited)

Reclassification

On April 9, 2012, the Company executed a 300 to 1 reverse stock split, which was retrospectively applied to all financial statements.

Cash and Cash Equivalents

The Company considers all short-term investments with a maturity of three months or less at the date of purchase to be cash equivalents. As of September 30, 2013 and December 31, 2012, there are no cash equivalents.

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

Advertising

Advertising costs are expensed when incurred. The Company incurred advertising expenses of $12,097 and $2,630 for the nine months ended September 30, 2013 and 2012, respectively.

Monster Arts, Inc.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

September 30, 2013 and December 31, 2012

(Unaudited)

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

At September 30, 2013, the Company had multiple convertible debentures outstanding that if-converted would result in 3,630,683 new common shares being issued. The Company also has a stock payable balance outstanding related to the Ad Shark merger and other outstanding commitments to issue stock for consulting services which total approximately 16,457,916 common shares.

Accounts receivable

Accounts receivable are stated at the amount management expects to collect from balances outstanding at year end. Management provides for probable uncollectible amounts through a charge to earnings and a credit to an allowance based on its assessment of the current status of individual accounts. Balances that are still outstanding after management has used reasonable collection efforts are written off through a charge to the valuation allowance. As of September 30, 2013 and December 31, 2012, we have $6,423 and $5,423, respectively, in accounts receivable $1,250 charged to allowance for doubtful accounts.

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

September 30, 2013 and December 31, 2012

(Unaudited)

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

Recent Accounting Pronouncements

SU 2011-04. In May 2011, the FASB issued Accounting Standards Update 2011-14, Fair Value Measurement (Topic 820). This Update will improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with US GAAP and International Financial Reporting Standards (“IFRS”). The amendments in this Update result in common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs and they explain how to measure fair value and they do not require additional fair value measurements and are not intended to establish valuation standards or affect valuation practices outside of financial reporting. The amendments in this Update apply to all reporting entities that are required or permitted to measure or disclose the fair value of an asset, a liability, or an instrument classified in a reporting entity’s shareholders’ equity in the financial statements.

Monster Arts, Inc.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

September 30, 2013 and December 31, 2012

(Unaudited)

Recent Accounting Pronouncements (continued)

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

NOTE 4 – PREPAIDS

At September 30, 2013 and December 31, 2012 the Company recorded prepaid expense of $429,572 and $46,079. The prepaid asset recorded at September 30, 2013 was the result of the Company executing seven consulting contracts for future services.

On July 1, 2013, the Company issued 450,000 shares of common stock to Pyrenees Investments, LLC as part of twelve month consulting agreement to perform consulting services for the Company. The Company valued the shares at the closing price of $0.19 on the date of the agreement and recorded the remaining unearned portion of the contract as a prepaid expense which will be expensed over the remaining life of the contract.

On July 1, 2013, the Company issued 250,000 shares of common stock to Jessie Redmayne as part of a four month consulting agreement to perform marketing services for the Company. The Company valued the shares at the closing price of $0.19 on the date of the agreement and recorded the remaining unearned portion of the contract as a prepaid expense which will be expensed over the remaining life of the contract.

On July 1, 2013, the Company issued 450,000 shares of common stock to Ambrosial Consulting Group LLC as part of a four month consulting agreement to perform consulting services for the Company. The Company valued the shares at the closing price of $0.19 on the date of the agreement and recorded the remaining unearned portion of the contract as a prepaid expense which will be expensed over the remaining life of the contract.

On July 12, 2013, the Company issued 158,000 shares of common stock to SmallCapVoice.com as part of a six month consulting agreement to perform marketing and media services for the Company. The Company lued the shares at the closing price of $0.30 on the date of the agreement and recorded the remaining unearned portion of the contract as a prepaid expense which will be expensed over the remaining life of the contract.

On September 9, 2013, the Company issued 250,000 shares of common stock to Jessie Redmayne as part of second three month consulting agreement to perform marketing services for the Company. The Company valued the shares at the closing price of $0.16 on the date of the agreement and recorded the remaining unearned portion of the contract as a prepaid expense which will be expensed over the remaining life of the contract.

On September 9, 2013, the Company issued 300,000 shares of common stock to Ambrosial Consulting Group LLC as part of a second four month consulting agreement to perform consulting services for the Company. The Company valued the shares at the closing price of $0.16 on the date of the agreement and recorded the remaining unearned portion of the contract as a prepaid expense which will be expensed over the remaining life of the contract.

On September 9, 2013, the Company issued 250,000 shares of common stock to Ryan Foland as part of a three month consulting agreement to perform consulting services for the Company. The Company valued the shares at the closing price of $0.16 on the date of the agreement and recorded the remaining unearned portion of the contract as a prepaid expense which will be expensed over the remaining life of the contract.

On September 9, 2013, the Company issued 250,000 shares of common stock to Christopher Thompson as part of a three month consulting agreement to perform consulting services for the Company. The Company valued the shares at the closing price of $0.16 on the date of the agreement and recorded the remaining unearned portion of the contract as a prepaid expense which will be expensed over the remaining life of the contract.

On September 17, 2013, the Company issued 1,400,000 shares of common stock to Mirador Consulting LLC as part of a six month consulting agreement to perform consulting services for the Company. The Company valued the shares at the closing price of $0.13 on the date of the agreement and recorded the remaining unearned portion of the contract as a prepaid expense which will be expensed over the remaining life of the contract.

The following is a summary of recognized prepaid expenses per consulting contracts.

	September 30, 2013	December 31, 2012
Iconosys	$—	$11,942
Marlena Niemann	—	30,804
Arthur Sterling	—	3,333
Thomas Mead	10,996	—
Pyrenees Investments, LLC	72,625	—
Jessie Redmayne	41,881	—
Ambrosial Consulting Group	57,386
SmallCapVoice.com	23,700	—
Ryan Foland	30,000	—
Chistopher Thompson	30,000	—
Mirador Consulting LLC	162,984	—
	$429,572	$46,079

NOTE 5 – PROPERTY & EQUIPMENT

Property and equipment consists of the following at September 30, 2013 and December 31, 2012:

 Monster Arts, Inc.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

September 30, 2013 and December 31, 2012

(Unaudited)

NOTE 5 – PROPERTY & EQUIPMENT (continued)

	September 30, 2013	December 31, 2012
Property and equipment	$2,364	$2,364
Less: accumulated depreciation	1,707	1,116
Property and equipment, net	$657	$1,248

The Company acquired the property and equipment through the share exchange agreement with Ad Shark, Inc. on November 9, 2012. Therefore, the Company only recognized depreciation on the equipment after the share exchange date. Depreciation expense for the nine months ended September 30, 2013 and 2012 was $591 and $0.

NOTE 6 – WEBSITE DEVELOPMENT COSTS

Website development costs consist of the following at September 30, 2013 and December 31, 2012:

	September 30, 2012	December 31, 2012
Website	$91,298	$91,298
Less: accumulated amortization	81,348	47,112
Website, net	$9,950	$44,186

The Company acquired the website asset through the share exchange agreement with Ad Shark, Inc. on November 9, 2012. Therefore, the Company only recognized amortization expense on the website after the share exchange date. Amortization expense for the nine months ended September 30, 2013 and 2012 was $34,236 and $0.

NOTE 7 – STOCK SPLIT

On April 9, 2012, the Company executed a 300 to 1 reverse stock split, which was retrospectively applied to all financial statements.

NOTE 8 – SHARE EXCHANGE AGREEMENT

On November 9, 2012, the Company acquired Ad Shark Inc., a privately-held California corporation, through a share exchange agreement whereby the Company will issue 27,939,705 common shares in exchange for all the outstanding equity of Ad Shark, Inc. As a result of the share exchange, Ad Shark, Inc. became a wholly owned subsidiary of the Company. As of September 30, 2013, the Company has issued 3,143,311 shares of common stock in the Company for the conversion of 13,767,684 shares of Ad Shark, Inc. The Company has reported the remaining shares issuable as stock subscription payable on the balance sheet and statement of stockholders’ equity.

NOTE 9 - STOCKHOLDERS' EQUITY

On October 8, 2013, the Company filed a Certificate of Amendment to the Articles of Incorporation with the state of Nevada to increase the total authorized capital from 75,000,000 shares of common stock, par value $0.001, to 750,000,000 shares consisting of 730,000,000 shares of common stock, par value $0.001, and 20,000,000 shares of preferred stock, par value $0.001

In the nine months ended September 30, 2013, the Company issued 9,329,562 common shares of which 861,751 shares were for $454,300 cash ($278,425 received in 2012), 5,164,500 shares were to consultants

Monster Arts, Inc.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

September 30, 2013 and December 31, 2012

(Unaudited)

Common Stock (continued)

for services, 160,000 shares were for the reduction of 30,000 in debt, and 3,143,311 shares for the conversion of 13,767,684 shares of Ad Shark. The shares to consultants were valued at the closing stock price on the date of the executed agreement. This resulted in a consulting expense of $516,503 being recorded for the nine months ended September 30, 2013. The uncompleted portions of the consulting contracts for future services were recorded as prepaid expenses because the Company has an enforceable right to receive consulting services. At September 30, 2013, the Company recorded $429,573 in prepaid expenses pursuant to future consulting services, further described in Note 4. Of the 5,164,500 shares issued to consultants, 323,833 shares were incorrectly issued and later returned and cancelled.

Stock Options

The following summarizes pricing and term information for options issued to consultants that are outstanding as of September 30, 2013 and December 31, 2012:

	Nine Months ended September 30, 2013			Year ended December 31, 2012
		Weighted			Weighted
		Average	Aggregate		Average	Aggregate
	Number of	Exercise	Intrinsic	Number of	Exercise	Intrinsic
Stock Options	Options	Price	Value	Options	Price	Value

Balance at beginning of year	5,000	$0.30	—	6,667	$0.30	—

Granted	—	—	—	250,000	$0.001	—
Exercised	—	—	—	(250,000)	—	—
Forfeited	—	—	—	—	—	—

Balance at end of period	5,000	0.30	—	6,667	0.30	—

Options exercisable at end of period	5,000	$0.30	—	5,000	$0.30	—

Weighted average fair value of
options granted		—			—

The fair value of the options was based on the Black Scholes Model using the following assumptions:

	2013			2012
Exercise price:	$	N/A		$0.30
Market price at date of grant:	$	N/A		$1.00
Volatility:		N/A	%	229%-311%
Expected dividend rate:		N/A	%	0%
Risk-free interest rate:		N/A	%	0.13%-0.21%

Monster Arts, Inc.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

September 30, 2013 and December 31, 2012

(Unaudited)

Stock Options (continued)

The following activity occurred under the Company’s plans:

	September 30,	December 31,
	2013	2012
Weighted-average grant date fair value of options granted	$-	$-
Aggregate intrinsic value of options exercise	N/A	N/A
Fair value of options recognized as expense	$ N/A	$2,645

NOTE 10 - CONVERTIBLE NOTES PAYABLE

As of September 30, 2013, the Company has nine outstanding convertible note agreements with six different non-related entities.

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

On September 12, 2013, the Company, entered into a Securities Purchase Agreement whereby the Company sold a Convertible Promissory Note to Asher Enterprises, Inc., a Delaware corporation, in the original principal amount of $32,500, and accruing interest at eight percent (8%) per annum. The Note is convertible into the Company’s common stock at a conversion price equal to fifty-five percent (55%) of the then-prevailing market price, beginning one hundred eighty (180) days from the date of the Note’s issuance.

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

September 30, 2013 and December 31, 2012

(Unaudited)

NOTE 10 - CONVERTIBLE NOTES PAYABLE (continued)

Tangier Investors LLP (continued)

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

Christopher Thompson

On April 1, 2013, the Company entered into a Securities Purchase Agreement with Christopher Thompson for a $10,000 note payable due interest at 9% per annum, unsecured, and due April 1, 2014. The note is convertible into common shares of the Company at a conversion rate of $.10 per share.

Michael Lace

On June 26, 2013, the Company entered into a Securities Purchase Agreement with Michael Lace for a $2,800 note payable due interest at 9% per annum, unsecured, and due June 26, 2014. The note is convertible into common shares of the Company at a conversion rate of $.05 per share.

Charles Knoop

On July 9, 2013, the Company entered into a Securities Purchase Agreement with Charles Knoop for a $1,000 note payable due interest at 9% per annum, unsecured, and due July 9, 2014. The note is convertible into common shares of the Company at a conversion rate of $.095 per share.

Balamurugan Shanmugam

On August 8, 2013, the Company entered into a Securities Purchase Agreement with Balamurugan Shanmugam for a $5,000 note payable due interest at 9% per annum, unsecured, and due August 8, 2014. The note is convertible into common shares of the Company at a conversion rate of $.10 per share. On September 26, 2013, Balamurugan exercised his right to convert his $5,000 of convertible debt and $60 of accrued interest into 50,604 common shares.

Conversion of convertible debt

In the nine months ended September 30, 2013, Tangier Investors LLP, converted $30,000 of convertible debt into 160,000 common shares, Bala Murugan converted $5,000 of convertible debt and $60 of accrued interest into 50,604 common shares, and Michael Lace converted $2,800 of convertible debt and $11 of accrued interest into 56,221 common shares. The common shares to Bala Murugan and Michael Lace were not issued until October and were therefor recorded as stock subscription payable.

The following table summarizes the total outstanding principle on convertible notes payable:

	September 30, 2013	December 31, 2012

Convertible Notes Payable- Asher Enterprises, Inc.	$213,000	$—
Convertible Notes Payable - Tangier Investors, LLP	—	38,500
Convertible Notes Payable- Dennis Pieczarka	2,500	—
Convertible Notes payable - Christopher Thompson	10,000	—
Convertible Notes payable - James Ault	2,565	—
Convertible Notes payable - Charles Knoop	1,000	—
Total	$231,865	$38,500

The accrued interest on convertible notes payable at September 30, 2013 and December 31, 2012 was $1,595 and $2,050, respectively.

Derivative liability

At September 30, 2013 and December 31, 2012, the Company had $1,039,558 and $0 in derivative liability pertaining to the outstanding convertible notes.

Monster Arts, Inc.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

September 30, 2013 and December 31, 2012

(Unaudited)

NOTE 11 – NOTES PAYABLE TO RELATED PARTIES

In 2012, the Company had certain debts paid directly by Iconosys, which shares an officer with the Company. The amounts paid on behalf of the Company totaled $13,250 as of September 30, 2013 and December 31, 2012. They were recorded as a note payable to related party. The note payable has terms of 0% interest and is payable on demand.

Pursuant to the asset purchase agreement with Iconosys executed on August 8, 2013, further described in Note 12, the Company issued a promissory note to Iconosys in the amount of $45,000, due August 7, 2014, with annum interest of 4%.

As of September 30, 2013 and December 31, 2012, the Company had notes payable to related parties balance of $58,250 and $13,250. As of September 30, 2013 and December 31, 2012, the Company recorded $256 and $0 of accrued interest on the notes payable to related parties balances.

NOTE 12 – ASSET PURCHASE AGREEMENT WITH ICONOSYS

On August 8, 2013, the Company approved the execution of an asset purchase agreement with Iconosys, Inc., a private California corporation which shares an officer with the Company for the rights to domain names, web site content and trademark assignments of Travel America Visitor Guide (“TAVG”) which is a division of Iconosys. Iconosys shall sell, convey, transfer and assign to the Company and the Company shall purchase all right, title and interest in and to the assets of Iconosys as follows: (i) the Iconosys trademarks (the "Trademarks"); (ii) the Iconosys domain name (the "Domain Name") together with all associated service marks, copyrights, trade names and other intellectual property associated with the Domain Name; (iii) the Iconsys web site content (the "Web Site"), together with all associated intellectual property rights to the Web Site.

In accordance with the terms and provisions of the Asset Purchase Agreement, the Company shall pay to Iconosys a purchase price of $250,000 as follows: (i) $50,000 of the Purchase Price shall be paid in cash with a cash payment of $5,000 and $45,000 to be satisfied with the issuance of a promissory note dated August 8, 2013, due August 7, 2014, and with annum interest of 4%. The remaining $200,000 of the purchase price shall be paid in stock through a stock purchase agreement dated August 8, 2013 whereby the Company will issue Iconosys 1,052,632 common shares with a fair market price of $.0.19 (based on the closing trading price of the Company's shares of common stock on the OTC Bulletin Board as of August 8, 2013.

Being Iconosys is a related party to the Company, it was management’s decision to not record an intangible asset related to the asset purchase. As of September 30, 2013, the Company has not yet issued the 1,052,632 shares and has recorded them as a stock payable.

In the nine months ended September 30, 2013 the Company recognized $1,303 in commissions from related parties relating to the TAVG assets.

NOTE 13 – RELATED PARTY TRANSACTIONS

Stock Purchase Agreement

On July 2, 2013, Wayne Irving (CEO of the Company) entered into a stock purchase agreement with Jeffrey Weis, an individual. Mr. Weiss sold 660,000 shares of common stock to Mr. Irving at a share price of $0.000002 per share for a total consideration of $1.32. At the time of the transaction, the sale price was approximately $0.1899 below the closing stock price of the Company on the date of the transaction which was $0.19. As of the filing date, November 19, 2013, no shares have been issued to Mr. Irving pursuant to this stock purchase agreement.

Asset Purchase Agreement with Iconosys for TAVG

The Company approved the execution of certain asset purchase and domain name, web site content and trademark assignment agreement dated August 8, 2013 with Iconosys, Inc., a private California corporation which shares an officer with the Company. See Note 11 for further details.

Management Service Agreement with Iconosys

On July 16, 2013, the Company executed a management service agreement with a subdivision of Iconosys called Text Kills. Iconosys shares an officer with the Company. The Company will provide service and management support for Text Kills events which includes but is not limited to raising awareness, public education campaigns, and managing the Text Kills tour bus. In the nine months ended September 30, 2013 the Company recognized $11,470 of commission revenues from related parties relating to Text Kills.

Notes Payable to Related Parties

In 2012, the Company had certain debts paid directly by Iconosys, a related party through Wayne Irving. The amounts paid on behalf of the Company totaled $13,250 as of September 30, 2013 and December 31, 2012. They were recorded as a note payable to related party. The note payable has terms of 0% interest and is payable on demand.

Pursuant to the asset purchase agreement with Iconosys executed on August 8, 2013, further described in Note 12, the Company issued a promissory note to Iconosys in the amount of $45,000, due August 7, 2014, with annum interest of 4%.

At September 30, 2013 and December 31, 2012, the Company had notes payable to related parties balance of $58,250 and $13,250.

Loan receivable to related party

The Company’s subsidiary, Ad Shark Inc., has a $300,000 line of credit agreement with Iconosys. The line of credit agreement has terms of 4%, payable on demand. Iconosys is a related party to the Company through Wayne Irving, who is an officer of both companies. Mr. Irving was appointed CFO in May of 2012 and then appointed CEO in late 2012. Iconosys was at one time the parent company to Ad Shark, Inc. At September 30, 2013 and December 31, 2012, the total loan receivable balance advanced to Iconosys is $286,604 and $452,362, respectively. At September 30, 2013 and December 31, 2012, the accrued interest receivable to related party balance was $13,378 and $8,840, respectively.

Monster Arts, Inc.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

September 30, 2013 and December 31, 2012

(Unaudited)

NOTE 13 – RELATED PARTY TRANSACTIONS (continued)

Accounts payable to related parties

Pursuant to the Asset Purchase Agreement with Iconosys, described in Note 12, the Company was to pay Iconosys $5,000 cash upon closing. The Company has yet to pay the $5,000 and has recorded it as accounts payable to related party.

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

The accounts payable to related parties balance at September 30, 2013 and December 31, 2012 was $19,721 and $0.

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

Loan from Officer

The Company was loaned money by Wayne Irving, an officer of the Company, with 0% interest and payable on demand. At September 30, 2013 and December 31, 2012 the loan from officer balance was $13,421 and $101,125, respectively.

Accrued Compensation to Officer

On August 1, 2011, the Company’s wholly owned subsidiary, Ad Shark, entered into an employment agreement with its President Wayne Irving. The term of employment shall be three (3) years, commencing on the August 1, 2011 and terminating on July 31, 2014, or at a later mutually agreeable date. Salary compensation is to be paid at the rate of $88,500 annually, payable on a monthly basis. On the anniversary of employment, this rate will increase 5% annually. At September 30, 2013 and December 31, 2012, the Company had accrued wages of $133,145 and $127,219, respectively which are included in accounts payable and accrued expenses balance. In the nine months ended September 30, 2013 and 2012, the Company made cash payments to Wayne Irving totaling $63,767 and $0.

Ad Shark Acquisition

The chairman, chief executive officer and chief financial officer of Monster Arts, Inc. is Wayne Irving II. Mr. Irving has been an officer and director of the Company since May 15, 2012. On November 9, 2012, the

Monster Arts, Inc.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

September 30, 2013 and December 31, 2012

(Unaudited)

NOTE 13 – RELATED PARTY TRANSACTIONS (continued)

Ad Shark Acquisition (continued)

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

As a condition of the Merger, Monster Offers and Ad Shark, Inc. agreed to keep in full effect two separate Consulting Agreements, each dated June 1, 2012, between Ad Shark and Paul Gain, a former officer and director of Monster Offers, and between Ad Shark and Paul West. Under each of these Consulting Agreements, Ad Shark paid grants of common stock of Five Million (5,000,000) and One Million Five Hundred Thousand (1,500,000) of restricted Ad Shark shares to Mr. Gain and Mr. West, respectively, for past consulting services rendered to Ad Shark. As part of these Consulting Agreements, each of Messrs. Gain and West entered into a Confidentially Agreement pursuant to which (i) they each agreed to keep Ad Shark proprietary information confidential, and (ii) for a period of twelve (12) months immediately following the

Monster Arts, Inc.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

September 30, 2013 and December 31, 2012

(Unaudited)

NOTE 13 – RELATED PARTY TRANSACTIONS (continued)

Ad Shark Acquisition (continued)

termination of their applicable Consulting Agreement, they each agreed not to solicit Ad Shark employees or independent contractors.

Each share of Ad Shark common stock (an aggregate of 122,375,910 shares) was converted into one share of the Company’s common stock, based on an exchange ratio of 4.38 to 1 reverse. As a result of the exchange, a total of 27,939,705 additional common shares of the Company would be issued to Ad Shark shareholders. As of September 30, 2013, the Company has issued 3,143,311 shares of common stock in the Company for the conversion of 13,767,684 shares of Ad Shark, Inc. The Company has reported the remaining shares issuable as stock subscription payable on the balance sheet and statement of stockholders’ equity.

NOTE 14 - SUBSEQUENT EVENTS

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855 and has determined that other than mentioned below no other material subsequent events exist.

1.	In October of 2013, the Company issued 315,000 shares of common stock to consultants for services.

2.	In October and November of 2013, the Company issued 1,536,089 shares of common stock for the conversion of $37,800 in convertible debt. Of the 1,536,089 shares of common stock issued for debt reduction, 106,825 shares for 5,800 in convertible debt reduction were recorded as stock payable as of September 30, 2013 as the conversion notices were executed in September.

3.	On November 1, 2013 the Company entered into a joint venture agreement with Intelligent Living Inc. whereby Intelligent Living Inc. will provide the Company branding services on its apps. Refer to the 8-K filed on November 5, 2013 for more information.

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

On August 8, 2013, the Company approved the execution of an asset purchase agreement with Iconosys, Inc., a private California corporation which shares an officer with the Company for the rights to domain names, web site content and trademark assignments.

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

On September 12, 2013, the Company, entered into a Securities Purchase Agreement whereby the Company sold a Convertible Promissory Note to Asher Enterprises, Inc., a Delaware corporation, in the original principal amount of $32,500, and accruing interest at eight percent (8%) per annum. The Note is convertible into the Company’s common stock at a conversion price equal to fifty-five percent (55%) of the then-prevailing market price, beginning one hundred eighty (180) days from the date of the Note’s issuance.

On July 9, 2013, the Company entered into a Securities Purchase Agreement with Charles Knoop for a $1,000 note payable due interest at 9% per annum, unsecured, and due July 9, 2014. The note is convertible into common shares of the Company at a conversion rate of $.095/share.

On August 8, 2013, the Company entered into a Securities Purchase Agreement with Balamurugan Shanmugam for a $5,000 note payable due interest at 9% per annum, unsecured, and due August 8, 2014. The note is convertible into common shares of the Company at a conversion rate of $.10/share. On September 26, 2013, Balamurugan exercised his right to convert his $5,000 of convertible debt and $60 of accrued interest into 50,604 common shares.

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

Asset Purchase Agreement with Iconosys for TAVG

On August 8, 2013, the Company approved the execution of an asset purchase agreement with Iconosys, Inc., a private California corporation which shares an officer with the Company for the rights to domain names, web site content and trademark assignments. Iconosys shall sell, convey, transfer and assign to the Company and the Company shall purchase all right, title and interest in and to the assets of Iconosys as follows: (i) the Iconosys trademarks (the "Trademarks"); (ii) the Iconosys domain name (the "Domain Name") together with all associated service marks, copyrights, trade names and other intellectual property associated with the Domain Name; (iii) the Iconsys web site content (the "Web Site"), together with all associated intellectual property rights to the Web Site.

In accordance with the terms and provisions of the Asset Purchase Agreement, the Company shall pay to Iconosys a purchase price of $250,000 as follows: (i) $50,000 of the Purchase Price shall be paid in cash with a cash payment of $5,000 and $45,000 to be satisfied with the issuance of a promissory note dated August 8, 2013, due August 7, 2014, and with annum interest of 4%. The remaining $200,000 of the purchase price shall be paid in stock through a stock purchase agreement dated August 8, 2013 whereby the Company will issue Iconosys 1,052,632 common shares with a fair market price of $.0.19 (based on the closing trading price of the Company's shares of common stock on the OTC Bulletin Board as of August 8, 2013.

Being Iconosys is a related party to the Company, it was management’s decision to not record an intangible asset related to the asset purchase. As of September 30, 2013, the Company has not yet issued the 1,052,632 shares and has recorded them as a stock payable.

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

Results of Operations for the Three Month Periods Ended September 30, 2013 and September 30, 2012

Revenues

During the three month period ended September 30, 2013, the Company generated $17,142 in revenues as compared to $5,750 for the three month period ended September 30, 2012. The revenue generated during the three month period ended September 30, 2013 consisted of: (i) $12,773 (2012: $0) in commission revenues to related parties; (ii) $4,369 (2012: $0) in services; and (iii) $-0- (2012: $5,750) in commission revenues. There can be no assurances that the Company can be profitable or that the Company will not incur operating losses in the future.

Operating Expenses

For the three month period ended September 30, 2013, the Company incurred operating expenses of $476,016 as compared to operating expenses of $185,837 incurred during the three month period ended September 30, 2012. Operating expenses for the three month period ended September 30, 2013 consisted of the following: (i) $326,274 (2012: $30,269) in general and administration; (ii) $69,651 (2012: $147,718) in consulting; (iii) $46,926 (2012: $1,150) in wages; (iv) $6,011 (2012: $-0-) in marketing and promotions; (v) $11,609 (2012: $-0-) in depreciation and amortization; and (vi) $15,545 (2012: $6,700) in professional fees.

Consulting expenses decreased by $78,067 to $69,651 from $147,718 for the three months ended September 30, 2013 and 2012, respectively, primarily due to the issuance of stock for consulting services.

Salaries and wages increased by $45,776 to $46,926 from $1,150 for the three months ended September 30, 2013 and 2012, respectively, primarily due to the Company’s merger with Ad Shark and taking over the payroll of Ad Sharks officers and directors.

Professional fees increased by $8,845, to $15,545 from $6,700 for the three months ended September 30, 2013 and 2012, respectively, primarily due to increased legal fees due to the asset purchase agreement with Iconosys.

Therefore, during the three month period ended September 30, 2013, the Company incurred a loss from operations of $458,874 as compared to a loss from operations of $180,087 during the three month period ended September 30, 2012.

During the three month period ended September 30, 2013, the Company further incurred: (i) interest expense- derivative of $417,623 (2012: $0); (ii) interest income of $2,267 (2012: $-0-); (iii) interest expense of $-0- (2012: $1,045).

As a result of the above, the Company incurred a net loss of $874,230 ($0.13 per share) and of $181,132 ($0.06 per share) for the three month periods ended September 30, 2013 and 2012, respectively.

Results of Operations for the Nine Month Periods Ended September 30, 2013 and September 30, 2012

Revenues

During the nine month period ended September 30, 2013, the Company generated $37,592 in revenues as compared to $78,168 for the nine month period ended September 30, 2012. The revenue generated during the nine month period ended September 30, 2013 consisted of: (i) $13,750 (2012: $36,250) in commission revenues; (ii) $12,773 (2012: $-0-) in commission revenues to related parties, (iii) $7,869 (2012: $8,585) in services; (iv) $3,200 (2012: $-0-) in services to related parties; and (v) $-0- (2012: $33,333) in license revenues. There can be no assurances that the Company can be profitable or that the Company will not incur operating losses in the future.

Operating Expenses

For the nine month period ended September 30, 2013, the Company incurred operating expenses of $1,065,257 as compared to operating expenses of $506,355 incurred during the nine month period ended September 30, 2012. Operating expenses for the nine month period ended September 30, 2013 consisted of the following: (i) $385,924 (2012: $200,956) in general and administration; (ii) $384,335 (2012: $261,588) in consulting; (iii) $147,494 (2012: $20,806) in salaries; (iv) $12,097 (2012: $-0-) in marketing and promotions; (v) $34,827 (2012: $-0-) in depreciation and amortization; and (vi) $100,580 (2012: $23,005) in professional fees.

Consulting expenses increased by 122,747, to $384,335 from $261,588 for the nine months ended September 30, 2013 and 2012, respectively, primarily due to the issuance of stock for consulting services.

Salaries and wages increased by $126,688 to $147,494 from $20,806 for the nine months ended September 30, 2013 and 2012, respectively, primarily due to the Company’s merger with Ad Shark and taking over the payroll of Ad Sharks officers and directors.

Professional fees increased by $77,575, to $100,580 from $23,005 for the nine months ended September 30, 2013 and 2012, respectively, primarily due to increased accounting and legal fees with the year end audit and merger with Ad Shark.

Therefore, during the nine month period ended September 30, 2013, the Company incurred a loss from operations of $1,065,257 as compared to a loss from operations of $506,355 during the nine month period ended September 30, 2012.

During the nine month period ended September 30, 2013, the Company further incurred: (i) interest expense of $4,520 (2012: $63,635); (ii) interest income of $7,443 (2012: $-0-); (iii) financing expense of $-0- (2012: $16,148); (iv) derivative interest expense of $1,039,558 (2012: $-0-); and (v) loss on debt settlement of $-0- (2012: $2,514,865).

As a result of the above, the Company incurred a net loss of $2,064,300 ($0.38 per share) and of $3,022,835 ($1.61 per share) for the nine month periods ended September 30, 2013 and 2012, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate adequate amounts of cash to meet its needs for cash.  The following table provides certain selected balance sheet comparisons between September 30, 2013 and December 31, 2012:

	September 30,	December 31,	$	%
	2013	2012	Change	Change
Working Capital (deficit)	(871,162)	342,236	(1,213,398)	(Over 100%)
Cash	3,346	182,820	(179,474)	(98.2%)
Total Current Assets	772,197	694,274	77,923	11.2%
Total Assets	782,804	739,708	43,096	5.8%
Accounts payable and accrued liabilities	279,856	197,113	82,743	42.0%
Loan from officer	13,421	101,125	(87,704)	(86.7%)
Notes payable to related party	58,250	13,250	45,000	Over 100%
Convertible notes payable	229,065	38,500	190,565	Over 100%
Total current liabilities	1,643,359	352,038	1,291,321	Over 100%
Total liabilities	1,643,359	352,038	1,291,321	Over 100%

At September 30, 2013, our working capital deficit decreased when compared to December 31, 2012, primarily as a result of a decrease of $165,758 in loan receivable to related party which was a result of the Master Purchase Agreement with Iconosys, increase of $383,493 in prepaids from stock issued to consultants for future services, and an increase of $1,039,558 in derivative liability from the convertible notes issued.

Operating activities

Net cash used for continuing operating activities during the nine months ended September 30, 2013 was $510,114. Non-cash items totaled approximately $1,554,186 which included the following:

•	$1,039,558 of derivative expense from the issuance of convertible notes payable
•	$528,196 of stock for services representing the value of shares issued to consultants for services rendered to the Company
•	$30,000 of stock issued for debt settlement of convertible notes
•	$298,745 cancelation of loan receivable to Iconosys per Master Purchase Agreement
•	$34,236 in depreciation and amortization
27

•	$7,744 increase in prepaids from the consulting for stock contracts uncompleted
•	$34,125 increase in deposits from a retainer paid on future website services
•	$1,000 increase in accounts receivable
•	$4,537 increase in interest receivable
•	$165,758 decrease in loan receivable to related party
•	$82,743 increase in accounts payable and accrued expenses
•	$19,721 increase in accounts payable to related parties
•	$466 increase in accrued interest

Net cash used for continuing operating activities during the nine months ended September 30, 2012 was $15,878. Non-cash items totaling approximately $3,006,957 contributing to the net cash used in continuing operating activities for the nine months ended September 30, 2012 which include:

•	$418,797 in non-cash compensation

•	$15,000 increase in finance fees
•	$2,514,865 in stock for debt settlement
•	$1,250 in bad debt expense
•	$2,421 in depreciation and amortization
•	$5,750 decrease in accounts receivable
•	$33,333 in unearned revenues
•	$18,573 increase in accounts payable and accrued expenses
•	$63,634 increase in accrued interest

Financing activities

We have financed our operations primarily from debt or the issuance of equity instruments. For the nine month period ended September 30, 2013, net cash flows provided from financing activities was $330,640 which consisted of $1,904 in bank overdraft, $168,875 of proceeds from the sale of stock, $12,000 in proceeds from stock subscription payable, $14,565 in proceeds from officer loans, $102,269 in payments on officer loans, $190,565 in proceeds from convertible notes, and $45,000 in proceeds from notes payable to related party.

For the nine month period ended September 30, 2012, net cash flows provided from financing activities was $12,250, which consisted of $5,000 in proceeds from the sale of stock, $13,250 in proceeds from related party notes and $6,000 in payments on convertible notes.

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

Going Concern

Going Concern - The Company has recognized an accumulated deficit since inception (February 23, 2007) through September 30, 2013 of $7,275,971. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. The financial statements have been prepared assuming the Company will continue to operate as a going concern which contemplates the realization of assets and the settlement of liabilities in the normal course of business. No adjustment has been made to the recorded amount of assets or the recorded amount or classification of liabilities which would be required if the Company were unable to continue its operations. (See Financial Footnote 2).

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

Employment agreements

On August 1, 2011, the Company’s wholly owned subsidiary, Ad Shark, entered into an employment agreement with its President Wayne Irving. The term of employment shall be three (3) years, commencing on the August 1, 2011 and terminating on July 31, 2014, or at a later mutually agreeable date. Salary compensation is to be paid at the rate of $88,500 annually, payable on a monthly basis. On the anniversary of employment, this rate will increase 5% annually. At September 30, 2013 and December 31, 2012, the Company had accrued wages of $133,145 and $127,219, respectively which are included in accounts payable and accrued expenses balance. In the nine months ended September 30, 2013 and 2012, the Company made cash payments to Wayne Irving totaling $63,767 and $0.

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

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

In the nine months ended September 30, 2013, the Company issued 9,329,562 common shares of which 861,751 shares were for $454,300 cash ($278,425 received in 2012), 5,164,500 shares were to consultants for services, 160,000 shares were for the reduction of 30,000 in debt, and 3,143,311 shares for the conversion of 13,767,684 shares of Ad Shark. The shares to consultants were valued at the closing stock price on the date of the executed agreement. This resulted in a consulting expense of $516,503 being recorded for the nine months ended September 30, 2013. The uncompleted portions of the consulting contracts for future services were recorded as prepaid expenses because the Company has an enforceable right to receive consulting services. At September 30, 2013, the Company recorded $429,573 in prepaid expenses pursuant to future consulting services, further described in Note 4. Of the 5,164,500 shares issued to consultants, 323,833 shares were incorrectly issued and later returned and cancelled.

The Company plans to use funds raised through the sale of equity securities to support operating capital which includes rent, server and website support, officer’s salaries, legal fees, marketing, accounting, travel, app development, and administrative expenses.

Item 3 - Defaults Upon Senior Securities

None.

Item 4 - Mine Safety Disclosure

None.

Item 5 - Other Information

None.

Item 6 - Exhibits

Exhibit Number	Ref	Description of Document

31.1		Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101	*	The following materials from this Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2013, formatted in XBRL (eXtensible Business Reporting Language).:

(1) Balance Sheets at September 30, 2013 (unaudited), and December 31, 2012 (audited).

(2) Unaudited Statements of Operations for the three-month period ending September 30, 2013 and September 30, 2012, the nine-month period ended September 30, 2013 and September 30, 2012, and the period from inception to September 30, 2013.

(3) Unaudited Statements of Cash Flows for the nine-month period ended September 30, 2013 and September 30, 2012 and from inception to September 30, 2013.

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

Monster Arts, Inc. Registrant
November 19, 2013	By: /s/ Wayne Irving II
Wayne Irving II Director and (principal executive, financial and accounting officer)

