Form 10-K
period 2013-12-31
Monster Arts Inc.
filed 2014-04-15
CIK 1423746

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________to

Commission File Number: 000-53266

Monster Arts, Inc.

(Exact name of registrant as specified in its charter)

Nevada	27-1548306
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

806 East Avenido Pico Suite I-288 San Clemente, CA	92673
(Address of Principal Executive Offices)	(Zip Code)

(877) 733-6133

(Registrant’s telephone number, including area code)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.

☐Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐ No ☐ Not Applicable

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. . ☐ Yes ☒ No

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X]No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. Approximately $501,555 on June 30, 2013.

As of April 15, 2014, there were 159,099,149 shares of common stock, par value $0.001 per share, of the registrant outstanding.

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

In this form 10-K references to "Monster Arts Inc.", MONSTER OFFERS, "the Company", "we", "us", and "our" refer to Monster Arts Inc.

AVAILABLE INFORMATION

We file annual, quarterly and special reports and other information with the SEC. You can read these SEC filings and reports over the Internet at the SEC's website at www.sec.gov. You can also obtain copies of the documents at prescribed rates by writing to the Public Reference Section of the SEC at 100 F Street, NE, Washington, DC 20549 on official business days between the hours of 10:00 am and 3:00 pm. Please call the SEC at (800) SEC-0330 for further information on the operations of the public reference facilities. We will provide a copy of our annual report to security holders, including audited financial statements, at no charge upon receipt to of a written request to us at Monster Arts, Inc., 806 East Avenida Pico, Suite I-288, San Clemente, CA 92673.

PART I

ITEM 1. BUSINESS

History and Organization

On May 2, 2013, Monster Arts, Inc. (the “Company”) amended its articles of incorporation to change its name from Monster Offers to Monster Arts, Inc. The Company was incorporated under the laws of the State of Nevada, as Tropical PC Acquisition Corporation on February 23, 2007 ("Inception"). On December 11, 2007, the Company amended its Articles of Incorporation changing its name from Tropical PC Acquisition Corporation to Monster Offers. On November 9, 2012 the Company executed a share exchange agreement with Ad Shark, Inc., a privately-held California corporation incorporated April 12, 2011. As a result of the share exchange agreement, Ad Shark, Inc. became a wholly owned subsidiary of the Company. Ad Shark, Inc. organizes advertising sales efforts by constructing media and advertising delivery systems for Smartphone and Tablet application developers including the delivery of mobile banners, mobile video, mobile text messaging, and mobile email advertising.

On March 4, 2013, the Company entered into a Master Purchase Agreement with Iconosys, Inc., a private California corporation whom shares a common officer with the Company, whereby the Company acquired a 10% interest in Iconosys, Inc. (Referenced in the Master Purchase Agreement in Note 15).

On August 8, 2013, the Company approved the execution of an asset purchase agreement with Iconosys, Inc., a private California corporation which shares an officer with the Company, for the rights to domain names, web site content and trademark assignments of Travel America Visitor Guide (“TAVG”) which is a division of Iconosys.

Our Business

The Company is innovative software developer for mobile devices, smart TV, and set top boxes running iOS, Android, Windows and other platforms. The company is also involved in the travel industry through its online and mobile platform for consumers and paying members of Travel America Visitor Guide (TAVG), (Further described in Note 9).

We utilize proprietary technology that we have developed, acquired, and/or licensed to deploy our products and services.

Our primary services include the development of Smartphone and tablet apps for clients and ourselves. We sell and arrange to sell ours and our clients apps developed thru the online and mobile marketplaces Google Play, iTunes, Amazon AppStore, and Barnes & Noble Online Marketplace. The sales of our innovative apps are subject to a commission fee charged by the online partners mentioned above. From time to time, we partner with a client at a reduced rate to earn potentially longer term residual revenues for ourselves.

On August 8, 2013, the Company approved the execution of an asset purchase agreement with Iconosys, Inc., a private California corporation which shares an officer with the Company, for the rights to domain names, web site content and trademark assignments of Travel America Visitor Guide (“TAVG”) which is a division of Iconosys. Travel America Visitor Guide, founded in 2011, has a multitude of paying business members on some form of revolving account where the paying members pay a monthly, semi-annual, or annual fee to be listed on the website www.travelamericavisitorguide.com/www.tavg.mobi. Travel America Visitor Guide also offers discounted and brokered printing and design consulting services to its clients / members. Travel America Visitor Guide's intent is to emulate the successful business model of AAA or Good Sam's Club, where by consumers become card members and are offered discounts from the member businesses.

Marketing Strategy

App Development Sales: Monster Arts utilizes lead generation techniques, search engine optimization, outbound cold calling, and word of mouth referrals to keep a constant flow of projects for its developers. Monster Arts also offers its app development services to the TAVG membership base.

App Retail Sales: Monster Arts generates sales from cross promoting its more popular apps with newer product releases, and encourages its existing downloader's to download other apps that Monster Arts has built through the use of Instant Messaging, SMS Marketing, Email Marketing, and In-App banner advertising. Monster Arts also focuses on media coverage for its apps and the company in order to increase the number of page views to its sites and to its app location on the online marketplaces.

Software Development

We utilize the services of outsourced contractors for the development of our software technologies. We also utilize the services of technology consultants to assist in the development of our strategic product development roadmap, and the ongoing management of all software development outsourced contractors. As the Company continues to grow, we may hire direct employees to fill various technology management, development, testing and quality control roles as needed.

 Competition

The App Development, Mobile Marketing, and Travel Industry Directory Services industries are highly competitive. Management believes that the ability to provide innovative consumer and business solutions that fulfill unmet industry needs is a competitive advantage. A number of companies are active in specific aspects of our business. As an App Developer and mobile marketing services provider, Monster Arts would face competition from a growing list of other providers in our space

Government Regulation

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

Employees

We currently have three full time employees, (i) Wayne Irving II, our Chairman, Chief Executive Officer, and Secretary; (ii) Brandon M. Graham, our Chief Financial Officer; and (iii) Thomas Mead, our Director of Technology. These officers also perform many of the Company’s supervisory and administrative roles. We utilize additional independent contractors and temporary labor on a part-time/as needed basis.

Monster Arts Inc. Funding Requirements

We do not currently have sufficient capital to fully develop our business plan. Management anticipates the Company will be required to raise $1,000,000 to fully fund and execute its corporate strategies.

Patent, Trademark, License and Franchise Restrictions and Contractual Obligations and Concessions

In May of 2013, Monster Arts filed for a provisionary patent titled "Hand Wave or Hand Signal Over Front-Facing Smart Device Camera to Trigger Software Commands. With exception to this filing and the filing a trademark application for the name “Monster Offers,” in 2012, we have no current plans for any registrations such as patents, other trademarks, copyrights, franchises, concessions, royalty agreements or labor contracts. We will assess the need for any copyright, trademark or patent applications on an ongoing basis.

Research and Development Activities and Costs

We incurred research and development costs of $11,473 and $0 for the years ended December 31, 2013 and 2012. If the Company is successful in raising capital, it plans to spend approximately $250,000 over the next year or two on research and development in order to complete their prototype EEG headset.

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

In our auditor's report for fiscal year ended December 31, 2013 and 2012, our auditors expressed substantial doubt as to our ability to continue as a going concern. We anticipate incurring losses in the foreseeable future. We do not have an established source of revenue sufficient to cover our operating costs. Our ability to continue as a going concern is dependent upon our ability to successfully compete, operate profitably and/or raise additional capital through other means. If we are unable to reverse our losses, we will have to discontinue operations.

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

We will be required to seek additional financing in the future to respond to increased expenses or shortfalls in anticipated revenues, accelerate product development, respond to competitive pressures, develop new or enhanced products, or take advantage of unanticipated acquisition opportunities. In order for us to carry out our intended business plan, management believes that we need to raise approximately $1,000,000 over a three year period. Management anticipates that the $1,000,000 will go towards regulatory compliance, product marketing, the development of new software programs and platforms and the development of our "Daily Deal" technology and programs. The Company anticipates obtaining the required funding through equity investment in the company. We cannot be certain we will be able to find such additional financing on reasonable terms, or at all. If we are unable to obtain additional financing when needed, we could be required to modify our business plan in accordance with the extent of available financing made available to our Company. If we obtain the anticipated amount of financing through the offering of our equity securities, this will result in substantial dilution to our existing shareholders, and should be considered a serious risk of investment.

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

8. WE MAY NOT BE ABLE TO COMPETE WITH OTHER DAILY DEAL COMPANIES, SOME OF WHOM HAVE GREATER RESOURCES AND EXPERIENCE THAN WE DO.

The Internet industry is dominated by large, well-financed firms. We do not have the resources to compete with larger providers of these similar services at this time. With the minimal resources we have available, we may experience great difficulties in building a customer base. Competition by existing and future competitors could result in our inability to secure any new customers. This competition from other entities with greater resources and reputations may result in our failure to maintain or expand our business as we may never be able to successfully execute our business plan. Further, Monster Arts Inc. Offers cannot be assured that it will be able to compete successfully against present or future competitors or that the competitive pressure it may face will not force it to cease operations.

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

16. WE MAY NOT BE ABLE TO FIND SUITABLE EMPLOYEES.

The Company currently relies heavily upon the services and expertise of Wayne Irving II, our chief executive officer and chief financial officer. In order to implement the aggressive business plan of the Company, management recognizes that additional programmers, graphic artists and clerical staff will be required.

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

26. WE MAY, IN THE FUTURE, ISSUE ADDITIONAL COMMON SHARES, WHICH WOULD REDUCE INVESTORS' PERCENT OF OWNERSHIP AND MAY DILUTE OUR SHARE VALUE.

Our Articles of Incorporation authorize the issuance of 730,000,000 shares of common stock and 20,000,000 shares of preferred stock. The future issuance of common stock may result in substantial dilution in the percentage of our common stock held by our then existing shareholders. We may value any common stock issued in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, and might have an adverse effect on any trading market for our common stock.

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

29. UNLESS AN ACTIVE TRADING MARKET DEVELOPS FOR OUR SECURITIES, YOU MAY NOT BE ABLE TO SELL YOUR SHARES.

Although, we are a reporting company and our common shares are quoted on the OTCQB (owned and operated by the Nasdaq Stock Market, Inc.) and on the OTC MARKETS Exchange under the symbol "APPZ", the trading market for our common stock can vary significantly from day-to-day, and a more active trading market may never develop or, if it does develop, may not be maintained. Failure to develop or maintain an active trading market will have a generally negative effect on the price of our common stock, and you may be unable to sell your common stock or any attempted sale of such common stock may have the effect of lowering the market price and therefore your investment could be a partial or complete loss.

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

You may have difficulty reselling shares of our common stock, either at or above the price you paid, or even at fair market value. The stock markets often experience significant price and volume changes that are not related to the operating performance of individual companies, and because our common stock is thinly traded it is particularly susceptible to such changes. These broad market changes may cause the market price of our common stock to decline regardless of how well we perform as a company. In addition, securities class action litigation has often been initiated following periods of volatility in the market price of a company's securities. A securities class action suit against us could result in substantial legal fees, potential liabilities and the diversion of management's attention and resources from our business. Moreover, and as noted below, our shares are currently traded on the OTCQB and, further, are subject to the penny stock regulations. Price fluctuations in such shares are particularly volatile and subject to manipulation by market-makers, short-sellers and option traders.

31. TRADING IN OUR COMMON STOCK ON THE OTC BULLETIN BOARD MAY BE LIMITED THEREBY MAKING IT MORE DIFFICULT FOR YOU TO RESELL ANY SHARES YOU MAY OWN.

Our common stock is quoted on the OTCQB (owned and operated by the Nasdaq Stock Market, Inc.). The OTCQB is not an exchange and, because trading of securities on the OTCQB is often more sporadic than the trading of securities listed on a national exchange or on the Nasdaq National Market, you may have difficulty reselling any of the shares of our common stock that you may own.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Our offices are currently located at 806 East Avenida Pico, Suite I-288, San Clement, CA 92673. Our telephone number is (760) 208-4905. Management believes that its current facilities are adequate for its needs through the next twelve months, and that, should it be needed, suitable additional space will be available to accommodate expansion of the Company's operations on commercially reasonable terms, although there can be no assurance in this regard. Our office space is provided to us at no charge by Wayne Irving II, who will not seek reimbursement.

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

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Market Information

Monster Arts Inc. Common Stock, $0.001 par value, is traded on the OTCQB under the symbol: APPZ. The stock was first cleared for quotation on the OTCBQ on October 23, 2008. The following table sets forth the high and low intra-day prices per share of our common stock for the periods indicated, which information was provided by the OTC Markets. The quotations set forth below reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

	High	Low
Fourth Quarter Ended December 31, 2012	$4.35	$2.10
Third Quarter Ended September 30, 2012	$3.25	$1.00
Second Quarter Ended June 30, 2012	$1.25	$0.51
First Quarter Ended March 31, 2012	$3.15	$2.88
Fourth Quarter Ended December 31, 2013	$0.20	$0.002
Third Quarter Ended September 30, 2013	$0.28	$0.10
Second Quarter Ended June 30, 2013	$0.75	$0.16
First Quarter Ended March 31, 2013	$1.83	$0.33

Price adjusted for the 300:1 reverse stock split that took place on April 9, 2011.

(b) Holders of Common Stock

As of December 31, 2013, there were approximately 106 holders of record of our common stock and 29,201,615 shares issued and outstanding. As of April 15, 2013, there were approximately 267 holders of record of our common stock and 159,099,149 shares issued and outstanding. These figures take into effect our 300:1 reverse stock split that took place on April 9, 2011. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of our common stock whose shares are held in the names of various securities brokers, dealers, and registered clearing agencies. There is no trading market for the shares of our preferred stock.

(c) Dividends

We have not paid or declared any dividends on our common stock, nor do we anticipate paying any cash dividends or other distributions on our common stock in the foreseeable future. Any future dividends will be declared at the discretion of our board of directors and will depend, among other things, on our earnings, if any, our financial requirements for future operations and growth, and other facts as our board of directors may then deem appropriate.

(d) Securities Authorized for Issuance under Equity Compensation Plans

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

The following summarizes pricing and term information for options issued that are outstanding as of December 31, 2013 and 2012:

	Year ended December 31, 2013			Year ended December 31, 2012
		Weighted			Weighted
		Average	Aggregate		Average	Aggregate
	Number of	Exercise	Intrinsic	Number of	Exercise	Intrinsic
Stock Options	Options	Price	Value	Options	Price	Value

Balance at beginning of year	6,667	$0.30	—	6,667	$.30	—

Granted	—	—	—	250,000	$.001	—
Exercised	—	—	—	(250,000)	—	—
Forfeited	—	—	—	—	—	—

Balance at end of year	6,667	0.30	—	6,667	0.30	—

Options exercisable at end of year	—	—	—	5,000	$0.30	—

Weighted average fair value of
options granted during year		—			—

The fair value of the options was based on the Black Scholes Model using the following assumptions:

	2013	2012
Exercise price:	$0.30	$0.30
Market price at date of grant:	$1.00	$1.00
Volatility:	229%-311%	229%-311%
Expected dividend rate:	0%	0%
Risk-free interest rate:	0.15%-0.23%	0.13%-0.21%

The following activity occurred under the Company’s plans:

	December 31,	December 31,
	2013	2012
Weighted-average grant date fair value of options granted	$—	$—
Aggregate intrinsic value of options exercise	N/A	N/A
Fair value of options recognized as expense	$—	$2,645

(e) Recent Sales of Unregistered Securities

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

In the second quarter of 2012, the Company had to take immediate action to settle the remaining principle balance of $73,500. Two related parties of the Company agreed to pay off the remaining balance using personally funds in return for the Company issuing 2,700,000 restricted common shares. (Further describe in Note 14).

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

In the year ended December 31, 2013, the Company issued 26,136,087 common shares of which 861,751 shares were for $454,300 cash ($278,425 received in 2012), 7,355,667 shares were to consultants for services, 14,775,358 shares were for the reduction of $128,083 in convertible debt and $82 of accrued interest, and 3,143,311 shares were for the conversion of 13,767,684 shares of Ad Shark. The shares to consultants were valued at the closing stock price on the date of the executed agreement. This resulted in a consulting expense of $814,275 being recorded for the year ended December 31, 2013. The uncompleted portions of the consulting contracts for future services were recorded as prepaid expenses (See Note 4 for further details). At December 31, 2013, the Company recorded $139,995 in prepaid expenses pursuant to future consulting services to be performed in 2014 pursuant to contract obligations. Of the 7,355,667 shares issued to consultants, 323,833 shares were incorrectly issued and later returned and cancelled.

(f) Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the years ended December 31, 2013 or 2012.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The Company is innovative software developer for mobile devices, smart TV, and set top boxes running iOS, Android, Windows and other platforms. The company is also involved in the travel industry through its online and mobile platform for consumers and paying members of Travel America Visitor Guide (TAVG), (Further described in Note 9).

We utilize proprietary technology that we have developed, acquired, and/or licensed to deploy our products and services.

Our primary services include the development of Smartphone and tablet apps for clients and ourselves. We sell and arrange to sell ours and our clients apps developed thru the online and mobile marketplaces Google Play, iTunes, Amazon AppStore, and Barnes & Noble Online Marketplace. The sales of our innovative apps are subject to a commission fee charged by the online partners mentioned above. From time to time, we partner with a client at a reduced rate to earn potentially longer term residual revenues for ourselves.

Going Concern

In our auditor's report for the fiscal years ended December 31, 2013 & 2012, our auditors expressed substantial doubt as to our ability to continue as a going concern. We anticipate incurring losses in the foreseeable future. We do not have an established source of revenue sufficient to cover our operating costs. Our ability to continue as a going concern is dependent upon our ability to successfully compete, operate profitably and/or raise additional capital through other means. If we are unable to reverse our losses, we will have to discontinue operations.

Results of Operations for the year ended December 31, 2013 compared to the year ended December 31, 2012

We generated $32,568 in revenues for the year ended December 31, 2013 compared to $79,333 for the year ended December 31, 2012, a decrease of $46,765.

Selling, general and administrative expense. For the year ended December 31, 2013, selling, general and administrative expenses decreased to $80,399 from $101,264, approximately 20.6%.  For the year ended December 31, 2013 and 2012 general and administrative expenses consisted of the following:

	2013	2012

Auto	$2,252	$2,549
Bank Fees	10,151	3,041
Office supplies	22,604	11,854
Travel	24,016	21,394
Computer & Internet	611	4,295
Other	20,765	58,131
	$80,399	$101,264

·	For the year ended December 31, 2013, consulting expense increased to $991,122 as compared to $325,768 from the prior year, primarily as a result of a the expense related to stock being issued to consultants for services rendered to the Company.

·	For the year ended December 31, 2013, we had wages of $177,642 compared to $55,456 from the prior year. Employee compensation increased primarily due to employment agreement with Wayne Irving.

·	For the year ended December 31, 2013, marketing and promotions expense amounted to $17,097 as compared to $4,370 from the prior year. The increase was due to the Company improving its online presence.

·

For the year ended December 31, 2013, depreciation and amortization expense amounted to $44,974 as compared to $7,805 for the year ended December 31, 2012.

For the year ended December 31, 2013, professional fee expense decreased to $121,519 as compared to $212,731 from the prior year. Professional fee expense decreased primarily due to decrease in legal fees. The Company had high legal fees in 2012 due to the merger with Ad Shark, Inc.

·	For the year ended December 31, 2013, Other income and expense which includes interest expense, derivative interest expense, interest income, financing expense, and debt forgiveness amounted to $21,878,158 as compared to $2,736,308 for the year ended December 31, 2012.

Interest expense. For the year ended December 31, 2013, interest expense increased to $14,950 as compared to $5,160 for the year ended December 31, 2012.  The increase was due to additional interest expense incurred from the outstanding notes payable.

Derivative interest expense. For the year ended December 31, 2013, derivative interest expense increased to $21,876,947 as compared to $0 for the year ended December 31, 2012.  The increase was due to the Black Scholes Method calculation used to compute the derivative liability regarding the outstanding convertible notes payable.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate adequate amounts of cash to meet its needs for cash.  The following table provides certain selected balance sheet comparisons between December 31, 2013 and December 31, 2012:

	December 31,	December 31,	$	%
	2013	2012	Change	Change

Working Capital	$ (21,994,223)	$ 342,149	$ 22,336,372	(Over 100%)
Cash	46,234	182,820	136,586	(Over 100%)
Total current assets	496,512	694,274	197,762	(28.4%)
Total assets	502,972	739,708	236,736	(32.0%)
Accounts payable and accrued liabilities	67,586	70,219	2,633	(3.7%)
Notes payable and accrued interest	341,245	53,562	287,683	Over 100%
Total current liabilities	22,490,735	352,125	22,138,610	Over 100%
Total liabilities	22,490,735	352,125	22,138.610	Over 100%

At December 31, 2013 our working capital decreased as compared to December 31, 2012 primarily as a result of an increase in derivative liability of $21,994,223 which was calculated using the Black Scholes Model based on our outstanding convertible notes payable.

Operating activities

Net cash used for continuing operating activities during fiscal 2013 was $524,613 as compared to $213,797 for fiscal 2012. Non-cash items totaling approximately $22,766,357 contributing to the net cash used in continuing operating activities for fiscal 2013 include:

•	$3,050 in available-for-sale securities
•	$21,876,947 in derivative interest expense
•	$998,568 in stock issued for consulting services
•	$298,745 pursuant to the Master Purchase Agreement with Iconosys
•	$260,905 in stock options for services
•	$44,974 in depreciation
•	$6,737 in accrued interest receivable
•	$18,356 in loan receivable from Iconosys
•	$18,359 in deferred revenues from members agreements with TAVG
•	$65,480 in accounts payable and accrued expenses
•	$42,358in accounts payable and accrued expenses to related parties
•	$9,847 in accrued interest from outstanding notes and loans payable

Net cash used for continuing operating activities during fiscal 2012 was $213,797 for fiscal 2012. Non-cash items totaling approximately $3,154,977 contributing to the net cash used in continuing operating activities for fiscal 2012 include:

•	$100,000 in impairment expense
•	$33,333 in license revenues- noncash
•	$31,148 in financing fees from convertible notes payable
•	$258,414 in stock issued for consulting services
•	$134,291 in stock options for services
•	$15,000 in stock issued for note extension
•	$1,250 in bad debt
•	$15,000 in discount on notes payable
•	$2,700,000 from debt conversion related
•	$35,825 in strategic alliance expense related to strategic alliance with SSL5
•	$7,805 in depreciation and amortization
•	$62,129 in accounts payable and accrued expenses

Investing activities

Net cash used in investing activities was $0 for both fiscal 2012and 2011.

Financing activities

Net cash provided by financing activities was $388,027 during fiscal 2013 as compared to $392,800 for fiscal 2012. During the fiscal 2013 period we collected $168,875 in cash from the sale of our common stock in 2012, $18,165 in proceeds from officer loans, $102,269 in payments against officer loan, $286,865 in proceeds from convertible notes, $10,161 in proceeds from notes payable, and $770 in payments against notes payable to a related party.

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

If the Company is successful in raising capital, it plans to spend approximately $250,000 over the next year on research and development costs associated with the completion of the EEG headset.

Expected purchase or sale of property and significant equipment

We do not anticipate the purchase or sale of any property or significant equipment; as such items are not required by us at this time.

Significant changes in the number of employees

As of December 31, 2013, we have three employees. We are dependent upon our officers and directors for our future business development. As our operations expand we anticipate the need to hire additional employees, consultants and professionals; however, the exact number is not quantifiable at this time.

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

Our financial statements are contained in this filing, starting on page F-1.

Item 9. Changes in and Disagreements with Accountants On Accounting and Financial Disclosure.

CHANGES IN REGISTRANT’S CERTIFYING ACCOUNTANT

On January 20, 2014, the Company accepted the resignation of Patrick Rodgers, CPA, P.A. (“Rodgers”) from his engagement to be the independent certifying accountant for the Company.

Effective March 6, 2014, the Public Company Accounting Oversight Board ("PCAOB") revoked the registration of Patrick Rodgers, CPA, PA. due to Rogers’ violations of PCAOB rules and auditing standards in auditing the financial statements and PCAOB rules and quality control standards with respect to Rogers’ clients; the Registrant was not one of the clients for which Rogers was sanctioned. You can find a copy of the order at http://pcaobus.org/Enforcement/Decisions/Documents/2014_Rodgers.pdf

Other than an explanatory paragraph included in Rodgers’ audit report for the Company's fiscal year ended December 31, 2012 relating to the uncertainty of the Company's ability to continue as a going concern, the audit report of Rodgers on the Company's financial statements for the last fiscal year ended December 31, 2012 through January 20, 2014, did not contain an adverse opinion or a disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles.

During the Company's 2012 fiscal year and through the date of this Current Report on Form 10-K there were no disagreements with Rodgers on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of Rodgers, would have caused Rodgers to make reference to the subject matter of the disagreements in connection with their report, and (2) there were no “reportable events” as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

On January 20, 2014, the Company’s Board of Directors approved the engagement of Terry L. Johnson, CPA, as the Company's independent accountant effective immediately to audit the Company’s financial statements and to perform reviews of interim financial statements. During the fiscal years ended December 31, 2012 and 2011 through January 20, 2014 neither the Company nor anyone acting on its behalf consulted with Terry L. Johnson, CPA regarding (i) either the application of any accounting principles to a specific completed or contemplated transaction of the Company, or the type of audit opinion that might be rendered by Terry L. Johnson, CPA on the Company's financial statements; or (ii) any matter that was either the subject of a disagreement with Rodgers or a reportable event with respect to Rodgers. The Registrant provided Patrick Rodgers, CPA, PA with an exhibit 16.1 letter to sign but the firm refused to sign the letter.

The report of Terry L. Johnson, CPA on our financial statements for the fiscal year ended December 31, 2013 and 2012 did not contain an adverse opinion or disclaimer of opinion, nor were they modified as to uncertainty, audit scope or accounting principles, other than to state that there is substantial doubt as to our ability to continue as a going concern. During our fiscal years ended December 31, 2013 and 2012, there were no disagreements between us and Terry L. Johnson, CPA, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of Terry L. Johnson, CPA, would have caused Terry L. Johnson, CPA to make reference thereto in their reports on our audited financial statements.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934.  Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  Our management has concluded that, as of December 31, 2013 our internal control over financial reporting is effective based on these criteria.

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

Name	Age	Position & Offices Held
Wayne Irving II	43	Chief Executive Officer

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

The following provides a summary of Wayne Irving II’s recent and past work experience:

Iconosys, Inc. (November 2009 - Present) -- Mr. Irving is a co-founder of Iconosys and currently holds the positions of director, Chairman, CEO and CFO with the same company. Iconosys develops apps and technologies for iOS and Android OS Smartphones tablet computers and other Smart handheld devices, is a member of the National Organization for Youth Safety (NOYS) and the maker of the widely used and well publicized DriveReply™, SMSW!sh™, Trick or Tracker®, Zombie Slasher®, Word Bully®, Latchkey Kid™, Guards Up™, My Receipt Manager™, Tax Deduction Tracker™, and My Max Speed™ Smartphone apps, and is developing technologies and technology-driven products for its clients with a goal toward designing apps that enrich, enhance, and ultimately make safer and more convenient, our day-to-day lives.

In 2010, Mr. Irving founded the outreach organization Text Kills®, making 2 cross country trips in a 36 foot, wrapped RV, spreading the word about the life threatening dangers from texting while driving. Since 2010, it is estimated that more than 100,000 persons have taken the pledge by signing the Text Kills bus, at more than 400 stops and events where Text Kills demonstrates and shares facts with teens, young adults, and the employees of corporations that hire Text Kills to present and share their insight and expertise in this area. Text Kills has presented at many events for Sempra Energy, Coca-Cola Bottling Company, and other organizations. The original founder of Mothers Against Drunk Drivers sits on Text Kills advisory board.

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

Agilon Products Group, Inc. (November 2001 – July 2002) -- In 2001, Agilon was formed as a business consulting project by Mr. Irving to explore opportunities in alternate industries such as biotechnology. This company's stated mission was to utilize lessons-learned by Mr. Irving in running Internet and hi-tech companies in guiding the business strategies of new start-up and entrepreneur-led consulting clients. In March of 2002, Mr. Irving arranged for the sale and financing of PrimeGen Biotech Corporation, a stem-cell research startup, to an investment group headed by Mr. Thomas Yuen, former CEO of SRS Labs and COO of AST Computer Company.

Solutions Media, Inc. (August 1998 – August 2000) -- Mr. Irving was Chairman and CEO of Solutions Media, a convergence technology company focused initially on developing solutions for interactive television and "smarter" devices. As the company evolved, special attention began to be paid to the media distribution methods that devices utilized in delivering content to the user. Spinrecords.com was Solutions Media's flagship product. Early investors in Solutions Media included NY-based NetGain, Goldman Sachs, and others. Solutions Media further offered technology and consulting-based solutions to a number of companies. In January of 2000, Mr. Irving negotiated and engaged ING Barrings to for an Initial Public Offering and bridge financing.

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

United States Marine Corps (April 1991 – April 1996) -- Mr. Irving was a Marine Sergeant. While serving as Maintenance Management Chief, 1st Marine Regiment, 1st Marine Division, Mr. Irving managed and taught classes on the usage of several systems including Maintenance Management Systems and Publications Management Systems. In addition, in his position of authority in the S-4 office for 3rd Battalion, 1st Marines, as well as later for the Headquarters for 1st Marine Regiment, Wayne was responsible for writing and managing policies under the Commanding Officer's signature. Mr. Irving was meritoriously promoted 3 times and decorated 5 times for outstanding leadership in his field during his 5 years as a US Marine.

Education:

Mr. Irving studied mathematics and general educational subjects at Mira Costa College in Oceanside, CA (1994-1996) and later studied computer science and pre-medical subjects while attending University of San Diego (1996-1998), where he was also President of Alpha Epsilon Delta (the university's pre-medical student fraternity).

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

Board of Directors

Our board of directors currently consists of only one member, Mr. Wayne Irving II.

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

 Nevada Anti-Takeover Law and Charter and By-law Provisions

The anti-takeover provisions of Sections 78.411 through 78.445 of the Nevada Corporation Law apply to Monster Arts, Inc Section 78.438 of the Nevada law prohibits the Company from merging with or selling more than 5% of our assets or stock to any shareholder who owns or owned more than 10% of any stock or any entity related to a 10% shareholder for three years after the date on which the shareholder acquired the Monster Arts, Inc., unless the transaction is approved by Monster Arts, Inc.'s Board of Directors. The provisions also prohibit the Company from completing any of the transactions described in the preceding sentence with a 10% shareholder who has held the shares more than three years and its related entities unless the transaction is approved by our Board of Directors or a majority of our shares, other than shares owned by that 10% shareholder or any related entity. These provisions could delay, defer or prevent a change in control of Monster Arts, Inc.

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

Item 11. Executive Compensation

The following table sets forth certain compensation information for: (i) each person who served as the chief executive officer of our company at any time during the last two years, regardless of compensation level, and (ii) each of our other executive officers, other than the chief executive officer, serving as an executive officer at any time during 2013 and 2012. The foregoing persons are collectively referred to herein as the "Named Executive Officers." Compensation information is shown for fiscal years 2013 and 2012.

Monster Arts, Inc. Summary Compensation Table

					Stock	Other Compen-
	Principal	Years	Salary	Bonus	Awards	sation	Total
Name	Position	Ending	($)	($)	($)	($)	($)

Wayne Irving II (1)	CEO, CFO	2013 2012	92,924 88,500	- -	40,000 -	- -	132,924 88,500
Brandon M. Graham (2)	Former CFO	2013	-	-	-	-	-
		2012	-	-	-	-	-
Vikram M. Pattarkine, PH.D. (3)	Former Director	2013	-	-	-	-	-
		2012	-	-	-	-	-
William F. Povondra, Jr.	Former Director	2013	-	-	-	-	-
		2012	-	-	-	-	-
Paul Gain	Former CEO	2013	-	-	-	-	-
		2012	20,656	-	-	-	20,656

Note:      (1) Wayne Irving II was appointed as an Officer and Director of the Company on May 15, 2012.

(2) Brandon M. Graham was appointed as the Company’s Chief Financial Officer on March 15, 2013. Mr Graham resigned as CFO on December 21, 2013.

(3) Vikram M Pattarkine, Ph.D. was appointed as Officers and/or Directors of the Company on November 9, 2012. He resigned on October 18, 2013.

(4.) William F. Povondra, Jr. was appointed as Officers and/or Directors of the Company on November 9, 2012. Mr. Povondra resigned as an officer of the Company effective February 13, 2013 and as a director effective February 20, 2013.

(5) Paul Gain resigned his position as CEO and Director of the Company on November 9, 2012.

We do not maintain key-man life insurance for our executive officer/director. We do not have any long-term compensation plans, stock option plans or employment agreements with our executive officer/director.

How Mr. Irvings compensation is determined

On August 1, 2011, the Company’s wholly owned subsidiary, Ad Shark, entered into an employment agreement with its President Wayne Irving. The term of employment shall be three (3) years, commencing on the August 1, 2011 and terminating on July 31, 2014, or at a later mutually agreeable date. Salary compensation is to be paid at the rate of $88,500 annually, payable on a monthly basis. On the anniversary of employment, this rate will increase 5% annually. At December 31, 2013 and 2012, the Company had accrued wages of $155,706 and $127,219, respectively which are included in accounts payable and accrued expenses balance. In the year ended December 31, 2013 and 2012, the Company made cash payments to Wayne Irving totaling $64,437 and $0.

Stock Option Grants

We did not grant any stock options to the executive officer or director from inception through fiscal years end December 31, 2013 and 2012.

Outstanding Equity Awards at 2013 and 2012 Fiscal Year-End

We did not have any outstanding equity awards as of December 31, 2013 and 2012 to Company executives.

Stock Options Exercises for Fiscal 2013 and 2012

There were no options exercised by our named executive officer in fiscal year 2013 and 2012.

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

Director Compensation

Our sole director, Wayne Irving II, was not paid any compensation during the fiscal year ending December 31, 2013 and 2012 for services relating to his duties as a member of the Board of Directors. The Company does not pay nor have a compensation plan with regards to services related to being a member of the Board of Directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the beneficial ownership of our common stock as of the date of this annual report on Form 10-K, which account for the 300:1 reverse split by (i) each Named Executive Officer, (ii) each member of our Board of Directors, (iii) each person deemed to be the beneficial owner of more than five percent (5%) of any class of our common stock, and (iv) all of our executive officers and directors as a group. Unless otherwise indicated, each person named in the following table is assumed to have sole voting power and investment power with respect to all shares of our common stock listed as owned by such person.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Outstanding Shares of Common Stock (1)

Wayne Irving II (2)	4,731,960	3.0%
Mind Solutions, Inc.	8,333,333	5.24%

All Directors and Officers as a Group	4,731,960	3.0%

(1)	Percent of Class is based on 159,099,149 common shares issued and outstanding as of April 15, 2013.

(2)	Unless otherwise indicated, the address for each of these stockholders is c/o Monster Arts Inc., at 806 East Avenida Pico, Suite I-288, San Clemente, CA 92673.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Loss on debt settlement with Asher Enterprises, Inc.

The Company issued 2,700,000 unregistered restricted shares of common stock to its chief executive officer Wayne Irving II, in return for him paying off 73,500 in convertible notes payable and forgiving $21,121 in shareholder loans (See Note 14 for further description).

Asset Purchase Agreement with Iconosys for TAVG

The Company approved the execution of certain asset purchase and domain name, web site content and trademark assignment agreement dated August 8, 2013 with Iconosys, Inc., a private California corporation which shares an officer with the Company. See Note 9 for further details.

Management Service Agreement with Iconosys

On July 16, 2013, the Company executed a management service agreement with a subdivision of Iconosys called Text Kills. Iconosys shares an officer with the Company. The Company will provide service and management support for Text Kills events which includes but is not limited to raising awareness, public education campaigns, and managing the Text Kills tour bus. In the year ended December 31, 2013 the Company recognized $5,387 of commission revenues from related parties relating to Text Kills.

Notes Payable to Related Parties

In 2012, the Company had certain debts paid directly by Iconosys, a private California corporation which shares an officer with the Company. The amounts paid on behalf of the Company totaled $13,250 as of December 31, 2013 and December 31, 2012. They were recorded as a note payable to related party. The note payable has terms of 0% interest and is payable on demand.

Pursuant to the asset purchase agreement with Iconosys executed on August 8, 2013, further described in Note 8, the Company issued a promissory note to Iconosys in the amount of $45,000, due August 7, 2014, with annum interest of 4%.

At December 31, 2013 and December 31, 2012, the Company had notes payable to related parties balance of $57,480 and $13,250.

Loan receivable to related party

The Company’s subsidiary, Ad Shark Inc., has a $300,000 line of credit agreement with Iconosys. The line of credit agreement has terms of 4%, payable on demand. Iconosys is a private California corporation which shares an officer with the Company. Mr. Irving was appointed CFO in May of 2012 and then appointed CEO in late 2012. Iconosys was at one time the parent company to Ad Shark, Inc. At December 31, 2013 and December 31, 2012, the total loan receivable balance advanced to Iconosys is $290,532 and $452,362, respectively. At December 31, 2013 and December 31, 2012, the accrued interest receivable to related party balance was $15,577 and $8,840, respectively.

Accounts payable & accrued expenses to related parties

Pursuant to the Asset Purchase Agreement with Iconosys, described in Note 8, the Company was to pay Iconosys $5,000 cash upon closing. The Company has yet to pay the $5,000 and has recorded it as accounts payable to related party.

An affiliate to the Company, Fan Apps, transferred $4,000 of their De Joya Griffith retainer balance to the Company to be used for accounting expenses. Fan Apps is a subsidiary of Iconosys which shares a common officer with the Company. The Company used the full $4,000 retainer balance in the year ended December 31, 2013. Iconosys, a private company that shares a common officer with the Company, paid $10,721 to Tangier Investors LLP for the benefit of the Company’s. There is no interest on the related party debt.

On August 1, 2011, the Company’s wholly owned subsidiary, Ad Shark, entered into an employment agreement with its President Wayne Irving. The term of employment shall be three (3) years, commencing on the August 1, 2011 and terminating on July 31, 2014, or at a later mutually agreeable date. Salary compensation is to be paid at the rate of $88,500 annually, payable on a monthly basis. On the anniversary of employment, this rate will increase 5% annually. At December 31, 2013 and 2012, the Company had accrued wages of $155,706 and $127,219, respectively which are included in accounts payable and accrued expenses balance. In the year ended December 31, 2013 and 2012, the Company made cash payments to Wayne Irving totaling $64,437 and $0.

The accounts payable to related parties balance at December 31, 2013 and December 31, 2012 was $169,577 and $0.

Loan from Officer

The Company was loaned money by Wayne Irving, the chief executive officer of the Company, with 0% interest and payable on demand. At December 31, 2013 and 2012 the loan from officer balance was $13,421 and $101,125.

Master Purchase Agreement with Iconosys

On March 4, 2013, the Company and Iconosys, a privately held corporation, which shares an officer with the Company, entered into a Master Purchase Agreements in order for the Company to purchase, and for Iconosys to sell, certain intellectual property assets, including, without limitation, domain names, trademarks, smart phone apps. In addition, the Company received 15,046,078 shares of Iconosys common stock, $0.001 par value, as consideration for the cancellation of $295,862 in advances to Iconosys and $2,884 in accrued interest receivable. The Iconosys stock received accounts for approximately 10% of the 150,460,781 shares of Iconosys issued and outstanding as of December 31, 2013. Since this agreement was between related parties, being the two company’s share an officer, the Company did not record an asset for the excess consideration received but recorded the debit to additional paid in capital.

Ad Shark Acquisition

The Chairman, Chief Executive Officer and Chief Financial Officer of Monster Arts Inc. (formerly Monster Offers) is Wayne Irving II; Mr. Irving has been an officer and director of the Company since May 15, 2012. On November 9, 2012, Monster Offers entered into an Acquisition Agreement and Plan of Merger to acquire Ad Shark. At the time of this transaction, Wayne Irving II was also the Chief Executive Officer and a director of Ad Shark. He is also the Chief Executive Officer, Director and majority shareholder of Iconosys, Inc. (“Iconosys”), which owned Ad Shark prior to Iconosys’ spinoff (the “Spinoff”) of its shareholdings in Ad Shark to its shareholders. Subsequent to the Spinoff, Ad Shark merged with Monster Offers (the “Merger”). As a result of the Merger, Mr. Irving became the director, Chairman, Chief Executive Officer and Chief Financial Officer of the Company, which was the surviving entity of the Merger, and remains the largest shareholder of the Company. As a condition of the Merger between Monster Offers and Ad Shark, Monster Offers agreed to keep in full force and effect a three-year Employment Agreement between Ad Shark and Mr. Irving which was entered into on August 1, 2012.

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

Licensing agreement with Iconosys

In 2011, Iconosys obtained a license of the Existing Monster Offers Tier 1 Zala Merchant license with the ability to promote and sign up Zala account holders and participate in a revenue sharing model with the Company. As consideration for this license, Iconosys issued 3,333 (post-split) of its unregistered restricted shares to the Company. Since Iconosys is not a publicly-traded corporation, these shares were valued at a fair value based upon a fair value of similar shares sold under a private placement memorandum by Iconosys at rate of $30 (post-split) per share, for a total of $100,000. The entire value of the shares was recognized as unearned revenues and will be recognized over one year, the term of the license. For the year ended December 31, 2013 and 2012, the Company recognized $0 and 33,333 in license revenue. At December 31, 2012, management performed an impairment analysis on the Iconosys license asset and determined that impairment was necessary due to the fact that the 3,333 shares of Iconosys stock were not received by the Company. An impairment loss of $100,000 was recognized for the year ended December 31, 2012.

Item 14. Principal Accountant Fees and Services.

Terry L. Johnson, CPA, (“Johnson”), served as our principle independent public auditor for the years ending December 31, 2013 and 2012. The Company engaged Johnson to audit the financial statements for the year ending December 31, 2013 as well as the prior year ending December 31, 2012 because the prior year auditor, Patrick Rodger, CPA, PA had his license revoked by the PCAOB in early 2014.

Patrick Rodgers CPA, PA served as our principal independent public accountants for the fiscal year ending December 31, 2012. On January 20, 2014, the Company accepted the resignation of Patrick Rodgers, CPA, P.A. (“Rodgers”) from his engagement to be the independent certifying accountant for the Company.

	For Year Ended December 31,	For Year Ended December 31
	2013	2012
Audit Fees (1)	$14,000	$10,000
Audit-Related Fees	$2,000	$2,000
Tax Fees
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

Audit Committee Policies and Procedures

We do not have an audit committee; therefore our directors pre-approve all services to be provided to us by our independent auditor. This process involves obtaining (i) a written description of the proposed services, (ii) the confirmation of our Chief Financial Officer that the services are compatible with maintaining specific principles relating to independence, and (iii) confirmation from our securities counsel that the services are not among those that our independent auditors have been prohibited from performing under SEC rules. Our sole director then makes a determination to approve or disapprove the engagement of Terry L. Johnson, CPA for the proposed services. In the fiscal year ending December 31, 2013, all fees paid to Terry L. Johnson, CPA were unanimously pre-approved in accordance with this policy.

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

Monster Arts Inc. Registrant

Date: April 15, 2014	/s/ Wayne Irving II
Name: Wayne Irving II
Principal Executive Officer Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities and on the dates indicated have signed this report below.

Date: April 15, 2014	/s/ Wayne Irving II
Name: Wayne Irving II
Principal Executive Officer Principal Financial Officer

Table of Contents

Page

Financial Statements of Monster Arts, Inc.:
Report of Independent Registered Public Accounting Firm	F-1
Consolidated Balance Sheets as of December 31, 2013 and 2012	F-2
Consolidated Statements of Operations for the Years ended December 31, 2013 and 2012, and from Inception (February 23, 2007) to December 31, 2013	F-3
Consolidated Statement of Stockholders' Deficit for Years ended December 31, 2013 and 2012, and from Inception (February 23, 2007) to December 31, 2013	F-4
Consolidated Statement of Cash Flows for the Years ended December 31, 2013 and 2012, and from Inception (February 23, 2007) to December 31, 2013	F-5
Notes to the Consolidated Financial Statements	F-6

TERRY L. JOHNSON, CPA

406 Greyford Lane

Casselberry, Florida 32707

Phone 407-721-4753

Fax/Voice Message 866-813-3428

E-mail cpatlj@yahoo.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

Monster Arts Inc.

I have audited the accompanying consolidated balance sheets of Monster Arts Inc. as of December 31, 2013 and 2012 and the consolidated statements of operations, consolidated stockholders’ equity, and consolidated cash flows for the years ended December 31, 2013 and 2012, and from inception February 23, 2007 to December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Monster Arts Inc. as of December 31, 2013 and 2012 and the results of its consolidated operations and its consolidated cash flows for the years ended December 31, 2013 and 2012 and from inception February 23, 2007 to December 31, 2013, are in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has a minimum cash balance available for payment of ongoing operating expenses, has experienced losses from operations since inception, and it does not have a source of revenue sufficient to cover its operating costs. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Terry L. Johnson, CPA

Casselberry, Florida

April 15, 2014

MONSTER ARTS, INC.
(Formerly MONSTER OFFERS)
(A Development Stage Company) CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
Assets:	2013	2012
Current Assets
Cash	$46,234	$182,820
Accounts receivable, net of allowance for doubtful
accounts of $1,250	4,173	4,173
Loan receivable to related party	290,532	452,362
Interest receivable to related party	15,577	8,840
Prepaid expenses	139,996	46,079
Total Current Assets	496,512	694,274

Fixed Assets
Property and equipment, net	460	1,248
Website, net	—	44,186
Total Fixed Assets	460	45,434

Other Assets
Available-for-sale securities	6,000	—
Total Other Assets	6,000	—

Total Assets	$502,972	$739,708

Liabilities and Stockholders' Equity:
Current Liabilities
Accounts payable & accrued expenses	$67,586	$70,219
Accounts payable & accrued expenses to related parties	169,577	127,219
Accrued interest	11,659	1,812
Deferred revenues	18,359	—
Loan from officer	17,021	101,125
Notes payable	10,161
Notes payable to related party	57,480	13,250
Convertible notes payable	261,945	38,500
Derivative Liability	21,876,947	—
Total Liabilities	22,490,735	352,125

Stockholders' Equity:
Preferred stock, $.001 par value 10,000,000 shares
authorized, 0 shares issued and outstanding, respectively	—	—
Series A preferred stock, $.001 par value 10,000,000 shares
authorized, 0 shares issued and outstanding, respectively
Common stock, $0.001 par value 730,000,000 shares	—	—
authorized, 29,201,615 and 3,389,361 shares issued and
outstanding, respectively	29,202	3,389
Additional paid in capital	6,121,441	4,932,914
Stock subscription payable	493,673	788,389
Accumulated Comprehensive Loss	(4,000)	—
Deficit accumulated during the development stage	(28,628,079)	(5,337,109)
Total stockholders' equity (deficit)	(21,987,763)	387,583

Total Liabilities and Stockholders' Equity	$502,972	$739,708

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Formerly MONSTER OFFERS)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

			From Inception
	For the Years Ended		(February 23, 2007) to
	December 31,		December 31,
	2013	2012	2013

Commissions	$13,750	$36,250	$207,385
Commissions- related parties	11,470	—	337,717
License revenues	—	33,333	100,000
Services	1,961	9,750	11,711
Services- related party	5,387	—	78,588
	32,568	79,333	735,401

Cost of services	12,627	4,405	266,860

Gross Profit	19,941	74,928	468,541

Operating expenses:
General and administration	80,399	101,264	662,883
Consulting	991,122	325,768	2,030,947
Wages	177,642	55,456	437,298
Marketing and promotions	17,097	4,370	52,998
Depreciation and amortization	44,974	7,805	69,539
Professional fess	121,519	212,731	543,099
Total operating expenses	1,432,753	707,394	3,796,764

Income (Loss) from operations	(1,412,812)	(632,466)	(3,328,223)

Other income and (expenses):
Interest expense	(14,950)	(5,160)	(95,841)
Interest expense- derivative	(21,876,947)	—	(21,876,947)
Interest income	9,643	—	14,802
Financing expense	—	(31,148)	(160,987)
Loss on debt settlement	—	(2,700,000)	(2,700,000)
Debt forgiveness	4,096	—	10,552
Refund on expenses	—	—	34,000
Impairment expense	—	—	(525,435)
Total other income and (expenses)	(21,878,158)	(2,736,308)	(25,299,856)

Net loss before taxes	$(23,290,970)	$(3,368,774)	$(28,628,079)

Tax provisions	—	—	—

Net loss after taxes	$(23,290,970)	$(3,368,774)	$(28,628,079)

Other Comprehensive Income:
Gain (Loss) on Available-for-Sale Securities	(4,000)	—	(4,000)

Other Comprehensive Income (Loss)	$(23,294,970)	$(3,368,774)	$(28,632,079)

Basic & diluted loss per share	$(3.28)	(1.47)

Weighted average shares outstanding	7,102,414	2,289,099

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Formerly MONSTER OFFERS)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

			Additional	Common	Common	Other
	Common Stock	Paid in	Stock	Stock	Comprehensive	Accumulated
	Shares	Amount	Capital	Receivable	Payable	Income (Loss)	Deficit	Total
Contributed Capital, February 2007	—	$—	$400	$—	$—	$—	$—	$400
Founder shares issued for services	56,250	56	11,194	—	—	—	—	11,250
Contributed Capital	—	—	585	—	—	—	—	585
Tropical PC spin off shares	4,050	4	(4)	—	—	—	—	—
Shares returned to Company	(3,000)	(3)	3	—	—	—	—	—
Shares issued pursuant to offer	37,500	38	33,712	—	—	—	—	33,750
Net loss	—	—	—	—	—	—	(6,595)	(6,595)
Balance December 31, 2007	94,800	95	45,890	—	—	—	(6,595)	39,390

Net loss	—	—	—		—	—	(41,556)	(41,556)
Balance December 31, 2008	94,800	95	45,890	—	—	—	(48,151)	(2,166)

Private placement	67,500	67	13,432	(1,000)	—	—	—	12,499
Net income	—	—	—	—	—	—	8,741	8,741
Balance December 31, 2009	162,300	162	59,322	(1,000)	—	—	(39,410)	19,074

Cancellation of unearned shares	(5,000)	(5)	(995)	1,000	—	—	—	—
Shares issued for cash	40,000	40	7,960	(8,000)	—	—	—	—
Shares issued for services	3,662	4	462,833	(400)	—	—	—	462,437
Net loss	—	—	—		—	—	(494,195)	(494,195)
Balance December 31, 2010	200,962	201	529,120	(8,400)	—	—	(533,605)	(12,684)

Shares issued for services	2,000	2	155,998	—	750	—	—	156,750
Shares issued for license	—	—	—	—	450,000	—	—	450,000
Issuance of stock options for services	—	—	14,302	—	—	—	—	14,302
Shares issued as part of strategic
alliance	—	—	—	—	35,825	—	—	35,825
Shares issued for conversion of								—
notes payable	16,296	16	202,776	—	—	—	—	202,792
Sale of stock at 3% discount	1,309	1	13,190	—	—	—		13,191
Financing fees incurred on sale of								—
stock	—	—	(5,000)	—	—	—	—	(5,000)
Write off of stock receivable	—	—	—	8,400	—	—	—	8,400
Net loss	—	—	—	—	—	—	(998,876)	(998,876)
Balance December 31, 2011	220,567	220	910,386	—	486,575	—	(1,532,481)	(135,300)

Shares issued for debt settlement	2,732,156	2,732	2,948,110	—	—	—	—	2,950,842
Shares issued as part of strategic
alliance	834	1	35,824	—	(35,825)	—	—	—
Stock options for services	—	—	134,291	—	—	—	—	134,291
Shares issued for services	430,000	430	226,710	—	31,274	—	—	258,414
Stock subscription payable	—	—	—	—	278,425	—	—	278,425
Shares issued for note extension	5,000	5	14,995	—	—	—	—	15,000
Stock split adjustment	803	1	—	—	—	—	—	1
Effect from share exchange agreement
with Ad Shark, Inc.	—	—	662,598	—	27,940	—	(435,854)	254,684
Net loss	—	—	—	—	—	—	(3,368,774)	(3,368,774)
Balance December 31, 2012	3,389,360	3,389	4,932,914	—	788,389	—	(5,337,109)	387,583

Shares issued for cash	861,751	862	446,438	—	(271,425)	—	—	175,875
Shares issued for services	7,355,667	7,356	1,019,413	—	(28,201)	—		998,568
Cancellation of shares	(323,832)	(323)	(91,969)	—	—	—	—	(92,292)
Shares issued for reduction in
convertible debt	14,775,358	14,775	113,390	—	—	—	—	128,165
Stock subscription payable	—	—	—	—	7,000	—	—	7,000
Stock issued from converted
Ad Shark, Inc. shareholders	3,143,311	3,143	—	—	(3,143)	—	—	—
Master Purchase Agreement with
Iconosys (Note 11)	—	—	(298,745)	—	—	—	—	(298,745)
Asset purchase of TAVG	—	—	—	—	1,053	—	—	1,053
Loss on available for sale securities	—	—	—	—	—	(4,000)	—	(4,000)
Net loss	—	—	—	—	—	—	(23,290,970)	(23,290,970)
Balance December 31, 2013	29,201,615	$29,202	$6,121,441	$—	$493,673	$(4,000)	$(28,628,079)	$(21,987,763)

 The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Formerly MONSTER OFFERS)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			From Inception
			(February 23, 2007) to
	For the Years December 31,		December 31,
	2013	2012	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss for the period	$(23,290,970)	$(3,368,774)	$(28,628,079)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Impairment loss	—	100,000	525,435
License revenues- non cash	—	(33,333)	(100,000)
Available-for-sale securities revenues	(3,050)	—	(3,050)
Non-cash compensation	—	—	8,400
Forgiveness of debt	—	—	(846)
Financing fees	—	31,148	160,987
Derivative expense	21,876,947	—	21,876,947
Stock for services	998,568	258,414	1,873,109
Stock options for services	—	134,291	134,291
Stock for note extension	—	15,000	15,000
Bad debt	—	1,250	1,250
Discount on notes payable	—	15,000	15,000
Loss on debt settlement	—	2,700,000	2,700,000
Strategic alliance costs	—	35,825	45,878
Effect from share exchange	—	24,618	24,618
Master purchase agreement	(298,745)	—	(298,745)
Depreciation and amortization	44,974	7,805	77,344
Changes in Operated Assets and Liabilities:
(Increase) decrease in prepaids	—	(19,807)	—
(Increase) decrease in accounts receivable	—	4,000	(5,423)
Increase in interest receivable	(6,737)	(5,159)	(15,577)
Decrease in unamortized financing fees	—	2,421	(2,875)
Increase (decrease) in loan receivable to related party	18,356	(171,812)	290,532
Increase in unearned revenues	18,359	—	18,359
Increase in accounts payable and accrued expenses	65,480	62,607	67,586
Increase in accounts payable to related parties	42,358	—	169,577
Increase (decrease) in accrued interest	9,847	(7,291)	11,659
Net cash (used) in operating activities	(524,613)	(213,797)	(1,038,623)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of stock	168,875	278,425	515,845
Stock subscription payable	7,000	—	7,000
Proceeds from officer loan	18,165	101,125	119,290
Payments on officer loan	(102,269)	—	(102,269)
Proceeds from convertible notes	286,865	—	527,365
Payments on convertible notes	—	—	(6,000)
Proceeds from note payable	10,161	—	10,161
Payments on notes payable to related party	(770)	13,250	12,480
Contributed Capital	—	—	985
Net Cash Provided by Financing Activities	388,027	392,800	1,084,857

Net (Decrease) Increase in Cash	(136,586)	179,003	46,234
Cash at Beginning of Period	182,820	3,817	—
Cash (Overdraft) at End of Period	$46,234	$182,820	$46,234

SUPPLEMENTAL DISCLOSURES:
Income Taxes Paid	$—	$—	$—
Interest Paid	$—	$—	$—

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Stock issued for purchase of license	$—	$—	$450,000
Stock issued for conversion of convertible notes payable	$128,165	$217,676	$560,407
Stock issued for debt settlement	$—	$2,700,000	$2,700,000
Increase in prepaid stock compensation	$—	$257,419	$257,419

The accompanying notes are an integral part of these financial statements.

Monster Arts, Inc.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2013 and 2012

NOTE 1 – ORGANIZATION & BUSINESS DESCRIPTION

On May 2, 2013, Monster Arts, Inc. (the “Company”) amended its articles of incorporation to change its name from Monster Offers to Monster Arts, Inc. The Company was incorporated under the laws of the State of Nevada, as Tropical PC Acquisition Corporation on February 23, 2007 ("Inception"). On December 11, 2007, the Company amended its Articles of Incorporation changing its name from Tropical PC Acquisition Corporation to Monster Offers. On November 9, 2012 the Company executed a share exchange agreement with Ad Shark, Inc., a privately-held California corporation incorporated April 12, 2011. As a result of the share exchange agreement, Ad Shark, Inc. became a wholly owned subsidiary of the Company. Ad Shark, Inc. organizes advertising sales efforts by constructing media and advertising delivery systems for Smartphone and Tablet application developers including the delivery of mobile banners, mobile video, mobile text messaging, and mobile email advertising.

On March 4, 2013, the Company entered into a Master Purchase Agreement with Iconosys, Inc., a private California corporation whom shares a common officer with the Company, whereby the Company acquired a 10% interest in Iconosys, Inc. (Referenced in the Master Purchase Agreement in Note 15).

On August 8, 2013, the Company approved the execution of an asset purchase agreement with Iconosys, Inc., a private California corporation which shares an officer with the Company, for the rights to domain names, web site content and trademark assignments of Travel America Visitor Guide (“TAVG”) which is a division of Iconosys.

NOTE 2 - GOING CONCERN

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. Since inception (February 23, 2007) through December 31, 2013, the Company incurred an accumulated deficit during development stage of approximately $28,628,079. The Company's ability to continue as a going concern is contingent upon its ability to achieve and maintain profitable operations and its ability to raise additional capital as required.

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

Principles of Consolidation

The accompanying consolidated financial statements include all of the accounts of the Company and Ad Shark, Inc. as of December 31, 2013. Ad Shark, Inc. was acquired through a share exchange agreement on November 9, 2012. Therefore, the Company only reports the profits and losses from Ad Shark, Inc. after the date of merger. All intercompany balances and transactions have been eliminated.

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

December 31, 2013 and 2012

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES (continued)

Reclassification

On April 9, 2012, the Company executed a 300 to 1 reverse stock split, which was retrospectively applied to all financial statements, including the comparative balance sheet as of December 31, 2011.

Cash and Cash Equivalents

The Company considers all short-term investments with a maturity of three months or less at the date of purchase to be cash equivalents. As of December 31, 2013 and 2012, there are no cash equivalents.

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

Advertising

Advertising costs are expensed when incurred. The Company incurred advertising expenses of $17,097 and $4,370 for the years ended December 31, 2013 and 2012, respectively. For the period since inception on February 23, 2007 through the year ended December 31, 2013, the Company has incurred advertising expenses of $52,998.

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

At December 31, 2013, the Company had multiple convertible debentures outstanding that if-converted would result in 78,369,390 new common shares being issued. The Company also has a court order settlement with Premier Venture Partners that will require them to issue an additional 58,668,039 shares of common stock.

Accounts receivable

Accounts receivable are stated at the amount management expects to collect from balances outstanding at year end. Management provides for probable uncollectible amounts through a charge to earnings and a credit to an allowance based on its assessment of the current status of individual accounts. Balances that are still outstanding after management has used reasonable collection efforts are written off through a charge to the valuation allowance. As of December 31, 2013 and December 31, 2012, we have $5,423, respectively, in accounts receivable and $1,250 charged to allowance for doubtful accounts.

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

December 31, 2013 and 2012

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

Monster Arts, Inc.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2013 and 2012

Recent Accounting Pronouncements

Company management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

NOTE 4 – PREPAIDS

At December 31, 2013 and December 31, 2012 the Company recorded prepaid expense of $139,995 and $46,079. The prepaid asset recorded at December 31, 2013 was the result of the Company executing four consulting contracts for future services which have terms extending past December 31, 2013. They are as follows,

On January 9, 2013, the Company issued 50,000 shares of common stock to Thomas Mead as part of a (3) three year employment agreement to serve as the Company’s Director of Technology. The Company valued the shares at the closing price of $0.285 on the date of the agreement and recorded the remaining unearned portion of the contract as a prepaid expense which is being expensed over the contract life of three years.

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

On July 1, 2013, the Company issued 450,000 shares of common stock to Pyrenees Investments, LLC as part of a twelve month consulting agreement to perform consulting services for the Company. The Company valued the shares at the closing price of $0.19 on the date of the agreement and recorded the remaining unearned portion of the contract as a prepaid expense which will be expensed over the remaining life of the contract.

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

The following is a summary of recognized prepaid expenses per consulting contracts.

	December 31, 2013	December 31, 2012
Iconosys	$—	$11,942
Marlena Niemann	—	30,804
Arthur Sterling	—	3,333
Thomas Mead	9,897	—
Pyrenees Investments, LLC	48,607	—
Mirador Consulting LLC	81,491	—
	$139,995	$46,079

NOTE 5 – AVAILABLE FOR SALE SECURITIES

On November 1, 2013, the Company executed a joint venture agreement with Intelligent Living, Inc. (“ILIV”). You can read the full agreement in the registrant’s SEC Form 8-K filing on November 5, 2013. The Company will provide ILIV comprehensive and end-to-end turnkey business function through its development of smartphone and tablet apps. The Company’s revenue sharing will be 35% of gross payments from app sales from Google Play and 50% of gross payments from app sales through Amazon, Nook, iTunes, and others. The Company will be paid in the form of stock by ILIV which is a publically traded company trading on the OTCQB under the symbol “ILIV”. The Company will be paid 36,600,000 common shares of ILIV in quarterly installments over a period of 2 years from the date of the agreement. The Company has been paid an initial 10,000,000 common shares upon closing of the agreement which were valued at the closing price of ILIV stock on November 1, 2013 which was $0.001. This resulted in the Company recording an available-for-sale securities asset of $10,000. The available-for-sale securities asset was revalued at December 31, 2013 using the ILIV closing stock price of $0.0006 per share which resulted in the Company recording an unrealized loss on available-for-sale securities of $4,000. The Company also recorded a portion of the stock payment received based on the uncompleted portion of the agreement as unearned revenues which as of December 31, 2013 amounted to $6,950. As of December 31, 2013 and 2012, the Company had an available-for-sale securities asset balance of $6,000 and $0.

Monster Arts, Inc.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2013 and 2012

NOTE 6 – PROPERTY & EQUIPMENT

Property and equipment consists of the following at December 31, 2013 and 2012:

	2013	2012
Property and equipment, net	$2,364	$2,364
Less: accumulated depreciation	1,904	1,116
Property and equipment, net	$460	$1,248

The Company acquired the property and equipment through the share exchange agreement with Ad Shark, Inc. on November 9, 2012. Therefore the Company only recognized depreciation on the equipment after the share exchange date. Depreciation expense for the years ended December 31, 2013 and 2012 totaled $788 and $197.

NOTE 7 – WEBSITE DEVELOPMENT COSTS

Website development costs consist of the following at December 31, 2013 and 2012:

	2013	2012
Website	$91,298	$91,298
Less: accumulated amortization	91,298	47,112
Website, net	$—	$44,186

The Company acquired the website asset through the share exchange agreement with Ad Shark, Inc. on November 9, 2012. Therefore the Company only recognized amortization expense on the website after the share exchange date. Amortization expense for the years ended December 31, 2013 and 2012 totaled $44,186 and $7,608.

NOTE 8 – STOCK SPLIT

On April 9, 2012, the Company executed a 300 to 1 reverse stock split, which was retrospectively applied to all financial statements.

NOTE 9 – ASSET PURCHASE AGREEMENT WITH ICONOSYS (TAVG)

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

In accordance with the terms and provisions of the Asset Purchase Agreement, the Company shall pay to Iconosys a purchase price of $250,000 as follows: (i) $50,000 of the Purchase Price shall be paid in cash with a cash payment of $5,000 and $45,000 to be satisfied with the issuance of a promissory note dated August 8, 2013, due August 7, 2014, and with annum interest of 4%. The remaining $200,000 of the purchase price shall be paid in stock through a stock purchase agreement dated August 8, 2013 whereby the Company will issue Iconosys 1,052,632 common shares with a fair market price of $.0.19 (based on the closing trading price of the Company's shares of common stock on the OTCQB as of August 8, 2013.

Being Iconosys is a related party to the Company, it was management’s decision to not record an intangible asset related to the asset purchase. As of December 31, 2013, the Company has not yet issued the 1,052,632 shares and has recorded them as a stock payable.

In the year ended December 31, 2013 the Company recognized $1,961 in services income relating to the TAVG asset. The Company also recorded deferred revenues of $11,409 relating to TAVG membership sales which will be recognized over the one year subscription term.

NOTE 10 – SHARE EXCHANGE AGREEMENT

On November 9, 2012 the Company acquired Ad Shark Inc., a privately-held California corporation, through a share exchange agreement whereby the Company will issue 27,939,705 common shares in exchange for all the outstanding equity of Ad Shark, Inc. As a result of the share exchange, Ad Shark, Inc. became a wholly owned subsidiary of the Company (referenced in Note 15).

Monster Arts, Inc.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2013 and 2012

NOTE 11 - STOCKHOLDERS' DEFICIT

Authorized Stock

On July 19, 2013, the Company amended its articles of incorporation to increase its authorized shares from 75,000,000 to 750,000,000 of which 730,000,000 were designated as common stock and 20,000,000 were designated as preferred stock. The stocks have a par value of $0.001. The Company then designated 10,000,000 preferred shares as Series A Preferred Stock. Each share of Series A Preferred Stock can vote equal to 100 shares of common stock and can be converted to common stock at a rate of 1 to 1.

Issued Stock

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

In the second quarter of 2012, the Company had to take immediate action to settle the remaining principle balance of $73,500. Two related parties of the Company agreed to pay off the remaining balance using personally funds in return for the Company issuing 2,700,000 restricted common shares. (Further describe in Note 14).

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

In the year ended December 31, 2013, the Company issued 26,136,087 common shares of which 861,751 shares were for $454,300 cash ($278,425 received in 2012), 7,355,667 shares were to consultants for services, 14,775,358 shares were for the reduction of $128,083 in convertible debt and $82 of accrued interest, and 3,143,311 shares were for the conversion of 13,767,684 shares of Ad Shark. The shares to consultants were valued at the closing stock price on the date of the executed agreement. This resulted in a consulting expense of $814,275 being recorded for the year ended December 31, 2013. The uncompleted portions of the consulting contracts for future services were recorded as prepaid expenses (See Note 4 for further details). At December 31, 2013, the Company recorded $139,995 in prepaid expenses pursuant to future consulting services to be performed in 2014 pursuant to contract obligations. Of the 7,355,667 shares issued to consultants, 323,833 shares were incorrectly issued and later returned and cancelled.

Monster Arts, Inc.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2013 and 2012

NOTE 11 - STOCKHOLDERS' DEFICIT (continued)

Stock Options

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

Monster Arts, Inc.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2013 and 2012

NOTE 11 - STOCKHOLDERS' DEFICIT (continued)

The following summarizes pricing and term information for options issued that are outstanding as of December 31, 2013 and 2012:

	Year ended December 31, 2013			Year ended December 31, 2012
		Weighted			Weighted
		Average	Aggregate		Average	Aggregate
	Number of	Exercise	Intrinsic	Number of	Exercise	Intrinsic
Stock Options	Options	Price	Value	Options	Price	Value

Balance at beginning of year	6,667	$ 0.30	-	6,667	$ .30	-

Granted	-	-	-	250,000	$ .001	-
Exercised	-	-	-	(250,000)	-	-
Forfeited	-	-	-	-	-	-

Balance at end of year	6,667	0.30	-	6,667	0.30	-

Options exercisable at end of year	-	-	-	5,000	$ 0.30	-

Weighted average fair value of
options granted during year		-			-

The fair value of the options was based on the Black Scholes Model using the following assumptions:

	2013	2012
Exercise price:	$0.30	$0.30
Market price at date of grant:	$1.00	$1.00
Volatility:	229%-311%	229%-311%
Expected dividend rate:	0%	0%
Risk-free interest rate:	0.15%-0.23%	0.13%-0.21%

The following activity occurred under the Company’s plans:

	December 31,	December 31,
	2013	2012
Weighted-average grant date fair value of options granted	$-	$-
Aggregate intrinsic value of options exercise	N/A	N/A
Fair value of options recognized as expense	$-	$2,645

Monster Arts, Inc.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2013 and 2012

NOTE 12 - CONVERTIBLE NOTES PAYABLE

Asher Enterprises, Inc.

As of January 1, 2012, the Company had three convertible notes outstanding to Asher Enterprises, Inc. with a combined principle balance of $80,300.

On March 13, 2012, the Company issued 10,186 shares of common stock to Asher Enterprises for the conversion of $5,500 in principal of outstanding convertible notes payable. On April 17, 2012, the Company issued 11,217 shares of common stock to Asher Enterprises for the conversion of $1,300 in principal of outstanding convertible notes payable and $831 in accreted discount. During the second quarter of 2012, Asher Enterprises, Inc. took actions not beneficial to the Company or its shareholders. As a result, on April 26, 2012, two related-party investors, one of which is the Company’s current chief executive officer, paid personally the remaining Asher principle convertible note payable balance of $73,500 as well as forgiving $21,121 in shareholder loans. In return the Company issued a total of 2,700,000 shares of unregistered restricted common stock.

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

On December 23, 2013, the Company, entered into a Securities Purchase Agreement whereby the Company sold a Convertible Promissory Note to Asher Enterprises, Inc., a Delaware corporation, in the original principal amount of $60,000, and accruing interest at eight percent (8%) per annum. The Note is convertible into the Company’s common stock at a conversion price equal to fifty-five percent (55%) of the then-prevailing market price, beginning one hundred eighty (180) days from the date of the Note’s issuance.

In the year ended December 31, 2013, Asher Enterprises converted $44,490 of convertible notes payable into 7,265,116 common shares.

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

Tangier Investors LLP exercised their conversion rights to convert $30,000 of convertible notes payable into 160,000 common shares. The remaining balance was paid in full as of December 31, 2013.

Monster Arts, Inc.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2013 and 2012

Premier Venture Partners, LLC (“Premier”)

On October 24, 2013, the Company entered into a court ordered settlement with Premier Venture Partners, LLC in the amount of $63,063. Premier Venture Partners, LLC purchased bona fide accounts payable vendor accounts of the Company in the amount of $63,063 which pursuant to the courts judgment will be settled in the form of common stock of the Company. Premier’s entitled to receive the number of common shares equal to a number, “with an aggregate value equity to (i) the sum of the claim amount plus a 10% settlement fee and plaintiff’s reasonable attorney fees and expense, (ii) divided by the lower of the following: (1) fifty percent of the closing bid price for the trading day immediately preceding the order date or (2) fifty percent of the arithmetic average of the individual daily VWAPs for any five trading days within the calculation period”.

The sum of the claim amount plus a 10% settlement fee and plaintiff’s reasonable attorney fees and expenses were calculated as follows:

Claim amount	$63,063
10% settlement fee	6,306
Attorney fees	5,770
Total	$75,139

Management calculates the conversion price to be $0.00114 using fifty percent of the arithmetic average of the individual daily VWAPs for any five trading days within the calculation period. Accordingly, Premier is entitled to receive 65,911,456 common shares of the Company as part of the settlement. As of December 31, 2013, the Company has issued 7,243,417 common shares to Premier and was required to issue an additional 58,668,039 shares of common stock in the Company.

Dennis Pieczarka

On May 22, 2013 the Company executed a convertible debenture agreement with Dennis Pieczarka for a $2,500 convertible note payable with interest of 9% per annum, unsecured and due on May 22, 2014. The holder has the right to convert the principle plus interest into common shares of the Company at a conversion rate of $0.15 per share.

Christopher Thompson

On April 1, 2013, the Company entered into a Securities Purchase Agreement with Christopher Thompson for a $10,000 note payable due interest at 9% per annum, unsecured, and due April 1, 2014. The note is convertible into common shares of the Company at a conversion rate of $.10per share.

Michael Lace

On June 26, 2013, the Company entered into a Securities Purchase Agreement with Michael Lace for a $2,800 note payable due interest at 9% per annum, unsecured, and due June 26, 2014. The note is convertible into common shares of the Company at a conversion rate of $.05per share. In the year ended December 31, 2013, Mr. Lace exercised his conversion rights to convert $2,800 of convertible debt and $11 of accrued interest into 56,221 common shares.

Charles Knoop

On July 9, 2013, the Company entered into a Securities Purchase Agreement with Charles Knoop for a $1,000 note payable due interest at 9% per annum, unsecured, and due July 9, 2014. The note is convertible into common shares of the Company at a conversion rate of $.095 per share.

Balamurugan Shanmugam

On August 8, 2013, the Company entered into a Securities Purchase Agreement with Balamurugan Shanmugam for a $5,000 note payable due interest at 9% per annum, unsecured, and due August 8, 2014. The note is convertible into common shares of the Company at a conversion rate of $.10per share. On September 26, 2013, Balamurugan exercised his right to convert his $5,000 of convertible debt and $60 of accrued interest into 50,604 common shares.

The following table summarizes the total outstanding principle on convertible notes payable:

	December 31, 2013	December 31, 2012

Convertible Notes Payable- Asher Enterprises, Inc.	$228,510	$—
Convertible Notes Payable - Tangier Investors, LLP	—	38,500
Convertible Note Payable- Premier Venture Partners LLC	17,370
Convertible Note Payable- Dennis Pieczarka	2,500	—
Convertible Note payable - Christopher Thompson	10,000	—
Convertible Note payable - James Ault	2,565	—
Convertible Note payable - Charles Knoop	1,000	—
Total	$261,945	$38,500

The accrued interest on convertible notes payable at December 31, 2013 and December 31, 2012 was $11,695 and $2,050, respectively.

Derivative liability

At December 31, 2013 and December 31, 2012, the Company had $21,876,947 and $0 in derivative liability pertaining to the outstanding convertible notes. The Company calculates the derivative liability using the Black Scholes Model which takes into consideration the stock price on the grant date, exercise price with discount to market conversion rate, stock volatility, expected life of the note, risk-free rate, annual rate of quarterly dividends, call option value and put option value. The material increase in the derivative liability recorded at December 31, 2013 was the primarily due to the dramatic decrease in the Company’s stock price from the grant date of the convertible notes to December 31, 2013.

Monster Arts, Inc.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2013 and 2012

NOTE 13 – CONTINGENCY AGREEMENTS

Master Purchase Agreement with Iconosys

On March 4, 2013, the Company and Iconosys, a privately held corporation, which shares an officer with the Company, entered into a Master Purchase Agreements in order for the Company to purchase, and for Iconosys to sell, certain intellectual property assets, including, without limitation, domain names, trademarks, smart phone apps. In addition, the Company received 15,046,078 shares of Iconosys common stock, $0.001 par value, as consideration for the cancellation of $295,862 in advances to Iconosys and $2,884 in accrued interest receivable. The Iconosys stock received accounts for approximately 10% of the 150,460,781 shares of Iconosys issued and outstanding as of December 31, 2013. Since this agreement was between related parties, being the two company’s share an officer, the Company did not record an asset for the excess consideration received but recorded the debit to additional paid in capital.

Management Service Agreement with Iconosys

On July 16, 2013, the Company executed a management service agreement with a subdivision of Iconosys called Text Kills. Iconosys shares an officer with the Company. The Company will provide service and management support for Text Kills events which includes but is not limited to raising awareness, public education campaigns, and managing the Text Kills tour bus. In the year ended December 31, 2013 the Company recognized $5,387 of commission revenues from related parties relating to Text Kills.

Joint Venture agreement with Intelligent Living Inc.

On November 1, 2013, the Company executed a joint venture agreement with Intelligent Living, Inc. (“ILIV”). You can read the full agreement in the registrant’s SEC Form 8-K filing on November 5, 2013. The Company will provide ILIV comprehensive and end-to-end turnkey business function through its development of smartphone and tablet apps. The Company’s revenue sharing will be 35% of gross payments from app sales from Google Play and 50% of gross payments from app sales through Amazon, Nook, iTunes, and others. The Company will be paid in the form of stock by ILIV which is a publically traded company trading on the OTCQB under the symbol “ILIV”. The Company will be paid 36,600,000 common shares of ILIV in quarterly installments over a period of 2 years from the date of the agreement. The Company has been paid an initial 10,000,000 common shares upon closing of the agreement which were valued at the closing price of ILIV stock on November 1, 2013 which was $0.001. This resulted in the Company recording an available-for-sale securities asset of $10,000. The available-for-sale securities asset was revalued at December 31, 2013 using the closing price of ILIV of $0.0006 per share which resulted in the Company recording an unrealized loss on available-for-sale securities of $4,000.

Employment Agreement with President

On August 1, 2011, the Company’s wholly owned subsidiary, Ad Shark, entered into an employment agreement with its President Wayne Irving. The term of employment shall be three (3) years, commencing on the August 1, 2011 and terminating on July 31, 2014, or at a later mutually agreeable date. Salary compensation is to be paid at the rate of $88,500 annually, payable on a monthly basis. On the anniversary of employment, this rate will increase 5% annually. At December 31, 2013 and 2012, the Company had accrued wages of $155,706 and $127,219, respectively which are included in accounts payable and accrued expenses balance. In the year ended December 31, 2013 and 2012, the Company made cash payments to Wayne Irving totaling $64,437 and $0.

NOTE 14 – LOSS ON DEBT SETTLEMENT

During the second quarter of 2012, Asher Enterprises, Inc., a holder of convertible debt in the Company, took actions not beneficial to the Company or its shareholders. As a result, on April 26, 2012, two related-party investors, one of which is the Company’s current chief executive officer, paid personally the remaining Asher principle convertible note payable balance of $73,500 as well as forgiving $21,121 in shareholder loans. In return the Company issued a total of 2,700,000 shares of unregistered restricted common stock. On the day of the debt settlement and issuance of stock, the Company’s stock was trading at $1 per share. The Company recognized a non-cash loss on the settlement of debt associated with this stock issuance of $2,700,000.

NOTE 15 – RELATED PARTY TRANSACTIONS

Loss on debt settlement with Asher Enterprises, Inc.

The Company issued 2,700,000 unregistered restricted shares of common stock to its chief executive officer Wayne Irving II, in return for him paying off 73,500 in convertible notes payable and forgiving $21,121 in shareholder loans (See Note 14 for further description).

Monster Arts, Inc.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2013 and 2012

Asset Purchase Agreement with Iconosys for TAVG

The Company approved the execution of certain asset purchase and domain name, web site content and trademark assignment agreement dated August 8, 2013 with Iconosys, Inc., a private California corporation which shares an officer with the Company. See Note 9 for further details.

Management Service Agreement with Iconosys

On July 16, 2013, the Company executed a management service agreement with a subdivision of Iconosys called Text Kills. Iconosys shares an officer with the Company. The Company will provide service and management support for Text Kills events which includes but is not limited to raising awareness, public education campaigns, and managing the Text Kills tour bus. In the year ended December 31, 2013 the Company recognized $5,387 of commission revenues from related parties relating to Text Kills.

Notes Payable to Related Parties

In 2012, the Company had certain debts paid directly by Iconosys, a private California corporation which shares an officer with the Company. The amounts paid on behalf of the Company totaled $13,250 as of December 31, 2013 and December 31, 2012. They were recorded as a note payable to related party. The note payable has terms of 0% interest and is payable on demand.

Pursuant to the asset purchase agreement with Iconosys executed on August 8, 2013, further described in Note 8, the Company issued a promissory note to Iconosys in the amount of $45,000, due August 7, 2014, with annum interest of 4%.

At December 31, 2013 and December 31, 2012, the Company had notes payable to related parties balance of $57,480 and $13,250.

Loan receivable to related party

The Company’s subsidiary, Ad Shark Inc., has a $300,000 line of credit agreement with Iconosys. The line of credit agreement has terms of 4%, payable on demand. Iconosys is a private California corporation which shares an officer with the Company. Mr. Irving was appointed CFO in May of 2012 and then appointed CEO in late 2012. Iconosys was at one time the parent company to Ad Shark, Inc. At December 31, 2013 and December 31, 2012, the total loan receivable balance advanced to Iconosys is $290,532 and $452,362, respectively. At December 31, 2013 and December 31, 2012, the accrued interest receivable to related party balance was $15,577 and $8,840, respectively.

Accounts payable & accrued expenses to related parties

Pursuant to the Asset Purchase Agreement with Iconosys, described in Note 8, the Company was to pay Iconosys $5,000 cash upon closing. The Company has yet to pay the $5,000 and has recorded it as accounts payable to related party.

An affiliate to the Company, Fan Apps, transferred $4,000 of their De Joya Griffith retainer balance to the Company to be used for accounting expenses. Fan Apps is a subsidiary of Iconosys which shares a common officer with the Company. The Company used the full $4,000 retainer balance in the year ended December 31, 2013. Iconosys, a private company that shares a common officer with the Company, paid $10,721 to Tangier Investors LLP for the benefit of the Company’s. There is no interest on the related party debt.

On August 1, 2011, the Company’s wholly owned subsidiary, Ad Shark, entered into an employment agreement with its President Wayne Irving. The term of employment shall be three (3) years, commencing on the August 1, 2011 and terminating on July 31, 2014, or at a later mutually agreeable date. Salary compensation is to be paid at the rate of $88,500 annually, payable on a monthly basis. On the anniversary of employment, this rate will increase 5% annually. At December 31, 2013 and 2012, the Company had accrued wages of $155,706 and $127,219, respectively which are included in accounts payable and accrued expenses balance. In the year ended December 31, 2013 and 2012, the Company made cash payments to Wayne Irving totaling $64,437 and $0.

The accounts payable to related parties balance at December 31, 2013 and December 31, 2012 was $169,577 and $0.

Loan from Officer

The Company was loaned money by Wayne Irving, the chief executive officer of the Company, with 0% interest and payable on demand. At December 31, 2013 and 2012 the loan from officer balance was $13,421 and $101,125.

Master Purchase Agreement with Iconosys

On March 4, 2013, the Company and Iconosys, a privately held corporation, which shares an officer with the Company, entered into a Master Purchase Agreements in order for the Company to purchase, and for Iconosys to sell, certain intellectual property assets, including, without limitation, domain names, trademarks, smart phone apps. In addition, the Company received 15,046,078 shares of Iconosys common stock, $0.001 par value, as consideration for the cancellation of $295,862 in advances to Iconosys and $2,884 in accrued interest receivable. The Iconosys stock received accounts for approximately 10% of the 150,460,781 shares of Iconosys issued and outstanding as of December 31, 2013. Since this agreement was between related parties, being the two company’s share an officer, the Company did not record an asset for the excess consideration received but recorded the debit to additional paid in capital.

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

December 31, 2013 and 2012

NOTE 15 - RELATED PARTY TRANSACTIONS (continued)

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

Licensing agreement with Iconosys

In 2011, Iconosys obtained a license of the Existing Monster Offers Tier 1 Zala Merchant license with the ability to promote and sign up Zala account holders and participate in a revenue sharing model with the Company. As consideration for this license, Iconosys issued 3,333 (post-split) of its unregistered restricted shares to the Company. Since Iconosys is not a publicly-traded corporation, these shares were valued at a fair value based upon a fair value of similar shares sold under a private placement memorandum by Iconosys at rate of $30 (post-split) per share, for a total of $100,000. The entire value of the shares was recognized as unearned revenues and will be recognized over one year, the term of the license. For the year ended December 31, 2013 and 2012, the Company recognized $0 and 33,333 in license revenue. At December 31, 2012, management performed an impairment analysis on the Iconosys license asset and determined that impairment was necessary due to the fact that the 3,333 shares of Iconosys stock were not received by the Company. An impairment loss of $100,000 was recognized for the year ended December 31, 2012.

Monster Arts, Inc.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2013 and 2012

NOTE 16 - INCOME TAXES

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

Net deferred tax assets consist of the following components as of December 31, 2013 and 2012:

	December 31, 2013	December 31, 2012
Deferred Tax Assets – Non-current:

NOL Carryover	$1,599,500	$1,419,300

Less valuation allowance	(1,599,500)	(1,419,300)

Deferred tax assets, net of valuation allowance	$—	$ - -

Reconciliation between the statutory rate and the effective tax rate is as follows at December 31:

2013 & 2012
Federal statutory tax rate	(34%)
Permanent difference and other	34%
0%

At December 31, 2013, the Company had net operating loss carryforwards of approximately $1,599,500 that may be offset against future taxable income from the year 2014 to 2033. No tax benefit has been reported in the December 31, 2013 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal Income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

Monster Arts, Inc.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2013 and 2012

NOTE 17 - SUBSEQUENT EVENTS

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855 and has determined that other than mentioned below no other material subsequent events exist.

  From January 1, 2014 until the date of this filing April 15, 2013, the Company issued 129,897,534 common shares of which 61,958,516 were issued to Asher Enterprises, Inc. for the conversion of $98,510 in convertible notes payable, 25,693,824 shares were issued to Premier Venture Partners, LLC pursuant to the court ordered settlement, 19,222,681 shares were issued to Ad Shark, Inc. shareholders for the conversion of their Ad Shark, Inc. shares at a ratio of 4.38 Ad Shark shares to Monster Arts Inc. shares and 23,022,513 shares were to consultants for services.

  On February 14, 2014, the Company entered into a convertible note debenture agreement with Asher Enterprises, Inc. for $12,500. The note accrues interest at 8% per annum and is convertible into common stock of the Company at a 45% discount to market.
  On February 19, 2014, the Company entered into a consulting agreement with Mind Solutions, Inc., whereby Mind Solutions, Inc. will provide the Company with thought controlled software development services over a one year term. The Company will pay Mind Solutions, Inc. four quarterly payments of $50,000 in restricted common stock of the Company.

