Form 10-Q
period 2014-03-31
Monster Arts Inc.
filed 2014-05-20
CIK 1423746

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2014

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________to

Commission File Number: 000-53266

Monster Arts, Inc.

(Exact name of registrant as specified in its charter)

Nevada	0-53266	27-1548306
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)

806 East Avenido Pico, Suite I-288 San Clemente, California	92673
(Address of principal executive offices)	(Zip Code)

(949) 542-6668
Registrant’s telephone number, including area code

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

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  No [X]

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section S 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [  ] No [X]

1

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of April 20, 2014, the registrant’s outstanding common stock consisted of 213,794,445 shares, $0.001 par value. Authorized – 4,980,000,000 shares.

2

 Table of Contents

Monster Arts, Inc.

Index to Form 10-Q

For the Quarterly Period Ended March 31, 2014

MONSTER ARTS, INC.
(Formerly MONSTER OFFERS)
(A Development Stage Company) BALANCE SHEETS

	(Unaudited)	(Audited)
	March 31,	December 31,
Assets:	2014	2013
Current Assets
Cash	$11,689	$46,234
Accounts receivable, net of allowance for doubtful
accounts of $1,250	11,841	4,173
Loan receivable to related party	313,333	290,532
Interest receivable to related party	18,341	15,577
Prepaid expenses	33,387	139,996
Total Current Assets	388,591	496,512

Fixed Assets
Property and equipment, net	263	460
Total Fixed Assets	263	460

Other Assets
Available-for-sale securities	84,000	6,000
Total Other Assets	84,000	6,000

Total Assets	$472,854	$502,972

Liabilities and Stockholders' Deficit:
Current Liabilities
Accounts payable & accrued expenses	$34,900	$67,586
Accounts payable & accrued expenses to related parties	183,377	169,577
Accrued interest	20,916	11,659
Deferred revenues	14,605	18,359
Loan from officer	13,243	17,021
Notes payable	10,161	10,161
Notes payable to related party	57,480	57,480
Convertible notes payable	240,328	261,945
Derivative Liability	8,358,363	21,876,947
Total Liabilities	8,933,373	22,490,735

Stockholders' Deficit:
Preferred stock, $.001 par value 20,000,000 shares
authorized, 0 shares issued and outstanding, respectively	—	—
Series A preferred stock, $.001 par value 10,000,000 shares
authorized, 0 shares issued and outstanding, respectively
Common stock, $0.001 par value 4,980,000,000 shares	—	—
authorized, 159,099,149 and 29,201,615 shares issued and
outstanding, respectively	159,099	29,202
Additional paid in capital	19,718,906	6,121,441
Stock subscription payable	469,379	493,673
Accumulated Comprehensive Gain / (Loss)	74,000	(4,000)
Deficit accumulated during the development stage	(28,881,903)	(28,628,079)
Total stockholders' deficit	(8,460,519)	(21,987,763)

Total Liabilities and Stockholders' Deficit	$472,854	$502,972

The accompanying notes are an integral part of these financial statements.

MONSTER ARTS, INC.
(Formerly MONSTER OFFERS)
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

			From Inception
	For the Three Months Ended		(February 23, 2007) to
	March 31,		March 31,
	2014	2013	2014

Commissions	$250	$11,250	$207,635
Commissions- related parties	—	—	337,717
License revenues	—	—	100,000
Services	57,069	—	68,780
Services- related party	263	3,200	78,851
	57,582	14,450	792,983

Cost of services	—	—	266,860

Gross Profit	57,582	14,450	526,123

Operating expenses:
General and administration	29,613	10,752	692,496
Consulting	218,882	292,968	2,249,829
Wages	38,893	58,350	476,191
Marketing and promotions	296	1,203	53,294
Depreciation and amortization	197	11,609	69,736
Professional fess	16,483	30,205	559,582
Total operating expenses	304,364	405,087	4,101,128

Income (Loss) from operations	(246,782)	(390,637)	(3,575,005)

Other income and (expenses):
Interest expense	(9,242)	(2,671)	(105,083)
Interest expense- derivative	—	—	(21,876,947)
Interest income	2,200	2,980	17,002
Financing expense	—	—	(160,987)
Loss on debt settlement	—	—	(2,700,000)
Debt forgiveness	—	—	10,552
Refund on expenses	—	—	34,000
Impairment expense	—	—	(525,435)
Total other income and (expenses)	(7,042)	309	(25,306,898)

Net loss before taxes	(253,824)	(390,328)	(28,881,903)

Tax provisions	—	—	—

Net loss after taxes	(253,824)	(390,328)	(28,881,903)

Other Comprehensive Income:
Gain (Loss) on Available-for-Sale Securities	78,000	—	78,000

Other Comprehensive Income (Loss)	$(175,824)	$(390,328)	$(28,803,903)

Basic & diluted loss per share	$(0.00)	(0.09)

Weighted average shares outstanding	110,527,355	4,209,558

The accompanying notes are an integral part of these financial statements.

MONSTER ARTS, INC. (Formerly MONSTER OFFERS)
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

			From Inception
			(February 23, 2007) to
	For the Three Months Ended March 31,		March 31,
	2014	2013	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss for the period	$(253,824)	$(390,328)	$(28,881,903)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Impairment loss	—	—	525,435
License revenues- non cash	—	—	(100,000)
Available-for-sale securities revenues	(3,423)	—	(6,473)
Non-cash compensation	—	—	8,400
Forgiveness of debt	—	—	(846)
Financing fees	—	—	160,987
Derivative expense	—	—	21,876,947
Stock for services	215,297	258,575	2,088,406
Stock options for services	—	—	134,291
Stock for note extension	—	—	15,000
Bad debt	—	—	1,250
Discount on notes payable	—	—	15,000
Loss on debt settlement	—	—	2,700,000
Strategic alliance costs	—	—	45,878
Effect from share exchange	—	—	24,618
Master purchase agreement	—	(298,745)	(298,745)
Depreciation and amortization	197	11,609	77,541
Changes in Operated Assets and Liabilities:
(Increase) decrease in prepaids	—	3,735	—
(Increase) decrease in accounts receivable	(7,668)	1,250	(13,091)
Increase in interest receivable	(2,764)	(96)	(18,341)
Decrease in unamortized financing fees	—	—	(2,875)
Increase (decrease) in loan receivable to related party	(27,199)	168,912	263,333
Increase in unearned revenues	(3,754)	—	14,605
Increase in accounts payable and accrued expenses	(32,686)	(25,791)	34,900
Increase in accounts payable to related parties	13,800	4,000	183,377
Increase (decrease) in accrued interest	9,257	171	20,916
Net cash (used) in operating activities	(92,767)	(266,708)	(1,131,390)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of stock	—	168,875	515,845
Stock subscription payable	—	7,000	7,000
Proceeds from officer loan		—	119,290
Payments on officer loan	(3,778)	(82,700)	(106,047)
Proceeds from convertible notes	62,000	—	589,365
Payments on convertible notes	—	—	(6,000)
Proceeds from note payable	—	—	10,161
Payments on notes payable to related party	—	—	12,480
Contributed Capital	—	—	985
Net Cash Provided by Financing Activities	58,222	93,175	1,143,079

Net (Decrease) Increase in Cash	(34,545)	(173,533)	11,689
Cash at Beginning of Period	46,234	182,820	—
Cash (Overdraft) at End of Period	$11,689	$9,287	$11,689

SUPPLEMENTAL DISCLOSURES:
Income Taxes Paid	$—	$—	$—
Interest Paid	$—	$—	$—

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Stock issued for purchase of license	$—	$—	$450,000
Stock issued for conversion of convertible notes payable	$106,117	$15,000	$666,524
Stock issued for debt settlement	$—	$—	$2,700,000
Increase in prepaid stock compensation	$—	$—	$257,419

The accompanying notes are an integral part of these financial statements.

Monster Arts, Inc.

(A Development Stage Company)

Notes to Financial Statements

March 31, 2014 and December 31, 2013

(Unaudited)

NOTE 1 – ORGANIZATION & BUSINESS DESCRIPTION

On May 2, 2013, Monster Arts, Inc. (the “Company”) amended its articles of incorporation to change its name from Monster Offers to Monster Arts, Inc. The Company was incorporated under the laws of the State of Nevada, as Tropical PC Acquisition Corporation on February 23, 2007 ("Inception"). On December 11, 2007, the Company amended its Articles of Incorporation changing its name from Tropical PC Acquisition Corporation to Monster Offers. On November 9, 2012 the Company executed a share exchange agreement with Ad Shark, Inc., a privately-held California corporation incorporated April 12, 2011. As a result of the share exchange agreement, Ad Shark, Inc. became a wholly owned subsidiary of the Company. In August of 2013, Ad Shark, Inc. was dissolved as a California corporation and merged into the Company. The Company organizes advertising sales efforts by constructing media and advertising delivery systems for Smartphone and Tablet application developers including the delivery of mobile banners, mobile video, mobile text messaging, and mobile email advertising.

On March 4, 2013, the Company entered into a Master Purchase Agreement with Iconosys, Inc., a private California corporation whom shares a common officer with the Company, whereby the Company acquired a 10% interest in Iconosys, Inc. (Referenced in the Master Purchase Agreement in Note 14).

On August 8, 2013, the Company approved the execution of an asset purchase agreement with Iconosys, Inc., a private California corporation which shares an officer with the Company, for the rights to domain names, web site content and trademark assignments of Travel America Visitor Guide (“TAVG”) which is a division of Iconosys.

NOTE 2 - GOING CONCERN

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. Since inception (February 23, 2007) through March 31, 2014, the Company incurred an accumulated deficit during development stage of approximately $28,881,903. The Company's ability to continue as a going concern is contingent upon its ability to achieve and maintain profitable operations and its ability to raise additional capital as required.

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

The accompanying unaudited quarterly financial statements have been prepared on a basis consistent with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and pursuant to the rules of the Securities and Exchange Commission (“SEC”). In the opinion of management, the accompanying unaudited financial statements reflect all adjustments, consisting of only normal and recurring adjustments, necessary for a fair presentation of the results of operations, financial position and cash flows for the periods presented. The results of operations for the periods are not necessarily indicative of the results expected for the full year or any future period. These statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 as filed with the SEC on April 15, 2014 (the “2013 Annual Report”).

Development Stage Company

The Company is currently a development stage enterprise reporting under the provisions of FASB ASC Topic 915, Development Stage Entity. The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

Reclassification

On April 9, 2012, the Company executed a 300 to 1 reverse stock split, which was retrospectively applied to the financial statements.

Cash and Cash Equivalents

The Company considers all short-term investments with a maturity of three months or less at the date of purchase to be cash equivalents. As of March 31, 2014 and December 31, 2013, there are no cash equivalents.

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

Advertising

Advertising costs are expensed when incurred. The Company incurred advertising expenses of $296 and $1,203 for the three months ended March 31, 2014 and 2013, respectively. For the period since inception on February 23, 2007 through March 31, 2014, the Company has incurred advertising expenses of $52,998.

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

At March 31, 2014, the Company had multiple convertible debentures outstanding that if-converted would result in 140,687,362 new common shares being issued. The Company also has a court order settlement with Premier Venture Partners that will require them to issue an additional 32,974,215 shares of common stock as of March 31, 2014.

Accounts receivable

Accounts receivable are stated at the amount management expects to collect from balances outstanding at year end. Management provides for probable uncollectible amounts through a charge to earnings and a credit to an allowance based on its assessment of the current status of individual accounts. Balances that are still outstanding after management has used reasonable collection efforts are written off through a charge to the valuation allowance. As of March 31, 2014 and December 31, 2013, we have $13,091 and 5,423, respectively, in accounts receivable and $1,250 charged to allowance for doubtful accounts.

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

NOTE 4 – PREPAIDS

At March 31, 2014 and December 31, 2013 the Company recorded prepaid expense of $33,387 and $139,995. The prepaid asset recorded at March 31, 2014 and December 31, 2013 was the result of the Company executing four consulting contracts for future services which have terms extending past March 31, 2014. They are as follows,

On January 9, 2013, the Company issued 50,000 shares of common stock to Thomas Mead as part of a (3) three year employment agreement to serve as the Company’s Director of Technology. The Company valued the shares at the closing price of $0.285 on the date of the agreement and recorded the remaining unearned portion of the contract as a prepaid expense which is being expensed over the contract life of three years.

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

The following is a summary of recognized prepaid expenses per consulting contracts.

	March 31, 2014	December 31, 2013
Thomas Mead	8,797	9,897
Pyrenees Investments, LLC	24,590	48,607
Mirador Consulting LLC	—	81,491
	$33,387	$139,995

NOTE 5 – AVAILABLE FOR SALE SECURITIES

On November 1, 2013, the Company executed a joint venture agreement with Intelligent Living, Inc. (“ILIV”). You can read the full agreement in the registrant’s SEC Form 8-K filing on November 5, 2013. The Company will provide ILIV comprehensive and end-to-end turnkey business function through its development of smartphone and tablet apps. The Company’s revenue sharing will be 35% of gross payments from app sales from Google Play and 50% of gross payments from app sales through Amazon, Nook, iTunes, and others. The Company will be paid in the form of stock by ILIV which is a publically traded company trading on the OTCQB under the symbol “ILIV”. The Company will be paid 36,600,000 common shares of ILIV in quarterly installments over a period of 2 years from the date of the agreement. The Company has been paid an initial 10,000,000 common shares upon closing of the agreement which were valued at the closing price of ILIV stock on November 1, 2013 which was $0.001. This resulted in the Company recording an available-for-sale securities asset of $10,000. The available-for-sale securities asset was revalued at March 31, 2014 using the ILIV closing stock price of $0.0084 per share which resulted in the Company recording an unrealized gain on available-for-sale securities of $78,000 for the three months ended March 31, 2014. The Company also recorded a portion of the stock payment received based on the uncompleted portion of the agreement as unearned revenues which as of March 31, 2014 and December 31, 2013 amounted to $3,527 and $6,950. As of December 31, 2013 and 2012, the Company had an available-for-sale securities asset balance of $84,000 and $6,000.

NOTE 6 – PROPERTY & EQUIPMENT

Property and equipment consists of the following at March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013
Property and equipment, net	$2,364	$2,364
Less: accumulated depreciation	2,101	1,904
Property and equipment, net	$263	$460

The Company acquired the property and equipment through the share exchange agreement with Ad Shark, Inc. on November 9, 2012. Therefore the Company only recognized depreciation on the equipment after the share exchange date. Depreciation expense for the three months ended March 31, 2014 and 2013 was $197.

NOTE 7 – STOCK SPLIT

On April 9, 2012, the Company executed a 300 to 1 reverse stock split, which was retrospectively applied to all financial statements.

NOTE 8 – ASSET PURCHASE AGREEMENT WITH ICONOSYS (TAVG)

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

In the three months ended March 31, 2014, the Company recognized $12,858 in services income relating to the TAVG asset. The Company also recorded deferred revenues of $11,078 relating to TAVG membership sales which will be recognized over the one year subscription term.

NOTE 9 – SHARE EXCHANGE AGREEMENT

On November 9, 2012 the Company acquired Ad Shark Inc., a privately-held California corporation, through a share exchange agreement whereby the Company will issue 27,939,705 common shares in exchange for all the outstanding equity of Ad Shark, Inc. As a result of the share exchange agreement, Ad Shark, Inc. became a wholly owned subsidiary of the Company. In February of 2014, Ad Shark, Inc. was dissolved as a California corporation.

 NOTE 10 - CONVERTIBLE NOTES PAYABLE

Asher Enterprises, Inc.

As of March 31, 2014, the Company has four convertible notes outstanding to Asher Enterprises, Inc. with a combined principle balance of $152,500.

On April 11, 2013, the Company entered into a Convertible Note Agreement with Asher Enterprises Inc. for a $42,500 convertible note payable with interest of 8% per annum, unsecured, and due January 14, 2014. The note is convertible into common shares of the Company at a conversion rate of 55% of the market price, calculated as the average of the three lowest trading prices in the previous 10 days leading up to the date of conversion. The entire principle balance of $42,500 was converted into 5,606,783 common shares of the Company.

On May 13, 2013, the Company entered into a Convertible Note Agreement with Asher Enterprises Inc. for a $63,000 convertible note payable with interest of 8% per annum, unsecured, and due February 17, 2014. The note is convertible into common shares of the Company at a conversion rate of 55% of the market price, calculated as the average of the three lowest trading prices in the previous 10 days leading up to the date of conversion. The entire principle balance of $63,000 was converted into 38,283,516 common shares of the Company.

On June 14, 2013, the Company entered into a Convertible Note Agreement with Asher Enterprises Inc. for a $37,500 convertible note payable with interest of 8% per annum, unsecured, and due March 18, 2014. The note is convertible into common shares of the Company at a conversion rate of 55% of the market price, calculated as the average of the three lowest trading prices in the previous 10 days leading up to the date of conversion. The entire principle balance of $37,500 was converted into 25,333,333 common shares of the Company.

On July 10, 2013, the Company, entered into a Securities Purchase Agreement whereby the Company sold a Convertible Promissory Note to Asher Enterprises, Inc., a Delaware corporation, in the original principal amount of $37,500, and accruing interest at eight percent (8%) per annum. The Note is convertible into the Company’s common stock at a conversion price equal to fifty-five percent (55%) of the then-prevailing market price, beginning one hundred eighty (180) days from the date of the Note’s issuance. As of March 31, 2014, there has been no conversion of debt pertaining to this outstanding convertible promissory note.

On September 12, 2013, the Company, entered into a Securities Purchase Agreement whereby the Company sold a Convertible Promissory Note to Asher Enterprises, Inc., a Delaware corporation, in the original principal amount of $32,500, and accruing interest at eight percent (8%) per annum. The Note is convertible into the Company’s common stock at a conversion price equal to fifty-five percent (55%) of the then-prevailing market price, beginning one hundred eighty (180) days from the date of the Note’s issuance. As of March 31, 2014, there has been no conversion of debt pertaining to this outstanding convertible promissory note.

On December 23, 2013, the Company, entered into a Securities Purchase Agreement whereby the Company sold a Convertible Promissory Note to Asher Enterprises, Inc., a Delaware corporation, in the original principal amount of $60,000, and accruing interest at eight percent (8%) per annum. The Note is convertible into the Company’s common stock at a conversion price equal to fifty-five percent (55%) of the then-prevailing market price, beginning one hundred eighty (180) days from the date of the Note’s issuance. As of March 31, 2014, there has been no conversion of debt pertaining to this outstanding convertible promissory note.

On February 14, 2014, the Company, entered into a Securities Purchase Agreement whereby the Company sold a Convertible Promissory Note to Asher Enterprises, Inc., a Delaware corporation, in the original principal amount of $22,500, and accruing interest at eight percent (8%) per annum. The Note is convertible into the Company’s common stock at a conversion price equal to fifty-five percent (55%) of the then-prevailing market price, beginning one hundred eighty (180) days from the date of the Note’s issuance. As of March 31, 2014, there has been no conversion of debt pertaining to this outstanding convertible promissory note.

In the three months ended March 31, 2014, Asher converted $98,510 of convertible notes payable into 61,958,516 common shares of the Company. In the year ended December 31, 2013, Asher Enterprises converted $44,490 of convertible notes payable into 7,265,116 common shares.

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

Management calculates the conversion price to be $0.00114 using fifty percent of the arithmetic average of the individual daily VWAPs for any five trading days within the calculation period. Accordingly, Premier is entitled to receive 65,911,456 common shares of the Company as part of the settlement. In the three months ended March 31, 2014, the Company issued 25,693,824 common shares to Premier pursuant to the court ordered settlement. As of March 31, 2014, the Company must issue approximately 32,974,215 additional common shares to Premier to settle the court order.

In the year ended December 31, 2013, the Company has issued 7,243,417 common shares to Premier and was required to issue an additional 58,668,039 shares of common stock in the Company.

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

LG Capital Funding

On March 7, 2014, the Company entered into a convertible promissory note with LG Capital Funding, LLC for an amount of $32,000 with 8% per annum and a maturity date of March 7, 2015. The convertible note’s principle and accrued interest may at any time be converted into shares of the Company’s stock at a conversion rate equal to 60% of the lowest closing bid price in the fifteen days prior to conversion. As of March 31, 2014, there has been no debt converted on this note.

JMJ Financial

On March 15, 2014, the Company entered into a convertible promissory note with JMJ Financial for up to $500,000 with 0% for the first three months, then 12% per annum thereafter. The convertible note’s principle and accrued interest may at any time be converted into shares of the Company’s stock at a conversion rate equal to 60% of the lowest closing bid price in the twenty-five days prior to conversion. As of March 31, 2014, the Company has received only $30,000 pursuant to this convertible promissory note. There has been no principle converted as of March 31, 2014.

The following table summarizes the total outstanding principle on convertible notes payable:

	March 31, 2014	December 31, 2013

Convertible Notes Payable- Asher Enterprises, Inc.	$ 152,500	$ 228,510
Convertible Notes Payable - Tangier Investors, LLP	-	-
Convertible Note Payable- Premier Venture Partners LLC	9,763	17,370
Convertible Note Payable- Dennis Pieczarka	2,500	2,500
Convertible Note payable - Christopher Thompson	10,000	10,000
Convertible Note payable - James Ault	2,565	2,565
Convertible Note payable - Charles Knoop	1,000	1,000
Convertible Note payable - LG Capital Funding	32,000	-
Convertible Note payable - JMJ Financial	30,000	-
Total	$ 240,328	$ 261,945

The accrued interest on convertible notes payable at March 31, 2014 and December 31, 2013 was $20,916 and 11,659, respectively.

Derivative liability

At March 31, 2014 and December 31, 2013, the Company had $8,358,363 and 21,876,947 in derivative liability pertaining to the outstanding convertible notes. The Company calculates the derivative liability using the Black Scholes Model which takes into consideration the stock price on the grant date, exercise price with discount to market conversion rate, stock volatility, expected life of the note, risk-free rate, annual rate of quarterly dividends, call option value and put option value.

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

In the three months ended March 31, 2014, the Company issued 129,897,534 common shares of which 61,958,516 were issued to Asher Enterprises, Inc. for the conversion of $98,510 in convertible debt, 25,693,824 shares were issued to Premier Venture Partners, LLC pursuant to the court ordered settlement, 19,222,681 shares were issued to Ad Shark, Inc. shareholders for the conversion of their Ad Shark, Inc. shares at a ratio of 4.38 Ad Shark shares to Monster Arts Inc. shares and 23,022,513 shares were to consultants for services by March 31, 2014. The Company valued the 23,022,513 shares to consultants at the closing share price on the date of issuance which resulted in the Company recording a non-cash consulting expense of $78,367.

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

The following summarizes pricing and term information for options issued that are outstanding as of March 31, 2014 and December 31, 2013:

	Three Months ended March 31, 2014			Year ended December 31, 2013
		Weighted			Weighted
		Average	Aggregate		Average	Aggregate
	Number of	Exercise	Intrinsic	Number of	Exercise	Intrinsic
Stock Options	Options	Price	Value	Options	Price	Value

Balance at beginning of period	6,667	$0.30	—	6,667	$.30	—

Granted	—	—	—	—	—	—
Exercised	—	—	—	—	—	—
Forfeited	—	—	—	—	—	—

Balance at end of period	6,667	0.30	—	6,667	0.30	—

Options exercisable at end of period	—	—	—	—	—	—

Weighted average fair value of
options granted during period		—			—

The fair value of the options was based on the Black Scholes Model using the following assumptions:

	2014	2013
Exercise price:	$0.30	$0.30
Market price at date of grant:	$1.00	$1.00
Volatility:	229%-311%	229%-311%
Expected dividend rate:	0%	0%
Risk-free interest rate:	0.15%-0.23%	0.13%-0.21%

The following activity occurred under the Company’s plans:

	March 31,	December 31,
	2014	2013
Weighted-average grant date fair value of options granted	$—	$—
Aggregate intrinsic value of options exercise	N/A	N/A
Fair value of options recognized as expense	$—	$2,645

NOTE 12 – CONTINGENCY AGREEMENTS

Master Purchase Agreement with Iconosys

On March 4, 2013, the Company and Iconosys, a privately held corporation, which shares an officer with the Company, entered into a Master Purchase Agreements in order for the Company to purchase, and for Iconosys to sell, certain intellectual property assets, including, without limitation, domain names, trademarks, smart phone apps. In addition, the Company received 15,046,078 shares of Iconosys common stock, $0.001 par value, as consideration for the cancellation of $295,862 in advances to Iconosys and $2,884 in accrued interest receivable. The Iconosys stock received accounts for approximately 10% of the 150,460,781 shares of Iconosys issued and outstanding as of March 31, 2014. Since this agreement was between related parties, being the two company’s share an officer, the Company did not record an asset for the excess consideration received but recorded the debit to additional paid in capital.

Management Service Agreement with Iconosys

On July 16, 2013, the Company executed a management service agreement with a subdivision of Iconosys called Text Kills. Iconosys shares an officer with the Company. The Company will provide service and management support for Text Kills events which includes but is not limited to raising awareness, public education campaigns, and managing the Text Kills tour bus. In the three months ended March 31, 2014 and in the year ended December 31, 2013 the Company recognized $250 and $5,387 in commission revenues from related parties relating to Text Kills.

Joint Venture agreement with Intelligent Living Inc.

On November 1, 2013, the Company executed a joint venture agreement with Intelligent Living, Inc. (“ILIV”). You can read the full agreement in the registrant’s SEC Form 8-K filing on November 5, 2013. The Company will provide ILIV comprehensive and end-to-end turnkey business function through its development of smartphone and tablet apps. The Company’s revenue sharing will be 35% of gross payments from app sales from Google Play and 50% of gross payments from app sales through Amazon, Nook, iTunes, and others. The Company will be paid in the form of stock by ILIV which is a publically traded company trading on the OTCQB under the symbol “ILIV”. The Company will be paid 36,600,000 common shares of ILIV in quarterly installments over a period of 2 years from the date of the agreement. The Company has been paid an initial 10,000,000 common shares upon closing of the agreement which were valued at the closing price of ILIV stock on November 1, 2013 which was $0.001. This resulted in the Company recording an available-for-sale securities asset of $10,000. The available-for-sale securities asset was revalued at March 31, 2014 using the closing price of ILIV of $0.0084 per share which resulted in the Company recording an unrealized gain on available-for-sale securities of $78,000.

Employment Agreement with President

On August 1, 2011, the Company’s wholly owned subsidiary, Ad Shark, entered into an employment agreement with its President Wayne Irving. The term of employment shall be three (3) years, commencing on the August 1, 2011 and terminating on July 31, 2014, or at a later mutually agreeable date. Salary compensation is to be paid at the rate of $88,500 annually, payable on a monthly basis. On the anniversary of employment, this rate will increase 5% annually. Monster Arts, Inc. absorbed the employment agreement when Ad Shark was dissolved in early 2014. As of March 31, 2014 and December 31, 2013, the Company had accrued wages of $178,937 and $155,706, respectively which are included in accounts payable and accrued expenses balance.

Consulting Agreement with Mind Solutions, Inc.

On February 19, 2014, the Company entered into a consulting agreement with Mind Solutions, Inc., whereby Mind Solutions, Inc. will provide the Company with thought controlled software development services over a one year term. The Company will pay Mind Solutions, Inc. four quarterly payments of $50,000 in restricted common stock of the Company. In the three months ended March 31, 2014, the Company issued 8,333,333 shares of common stock.

NOTE 13 – LOSS ON DEBT SETTLEMENT

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

NOTE 14 – RELATED PARTY TRANSACTIONS

Loss on debt settlement with Asher Enterprises, Inc.

The Company issued 2,700,000 unregistered restricted shares of common stock to its chief executive officer Wayne Irving II, in return for him paying off 73,500 in convertible notes payable and forgiving $21,121 in shareholder loans (See Note 13 for further description).

Asset Purchase Agreement with Iconosys for TAVG

The Company approved the execution of certain asset purchase and domain name, web site content and trademark assignment agreement dated August 8, 2013 with Iconosys, Inc., a private California corporation which shares an officer with the Company. See Note 8 for further details.

Management Service Agreement with Iconosys

On July 16, 2013, the Company executed a management service agreement with a subdivision of Iconosys called Text Kills. Iconosys shares an officer with the Company. The Company will provide service and management support for Text Kills events which includes but is not limited to raising awareness, public education campaigns, and managing the Text Kills tour bus. In the three months ended March 31, 2014 and for the year ended December 31, 2013 the Company recognized $250 and $5,387 of commission revenues from related parties relating to Text Kills.

Notes Payable to Related Parties

In 2012, the Company had certain debts paid directly by Iconosys, a private California corporation which shares an officer with the Company. The amounts paid on behalf of the Company totaled $13,250 as of March 31, 2014 and December 31, 2013. They were recorded as a note payable to related party. The note payable has terms of 0% interest and is payable on demand.

Pursuant to the asset purchase agreement with Iconosys executed on August 8, 2013, further described in Note 7, the Company issued a promissory note to Iconosys in the amount of $45,000, due August 7, 2014, with annum interest of 4%.

At March 31, 2014 and December 31, 2013, the Company had notes payable to related parties balance of $44,230 and $57,480.

Loan receivable to related party

The Company’s subsidiary, Ad Shark Inc., has a $300,000 line of credit agreement with Iconosys. The line of credit agreement has terms of 4%, payable on demand. Iconosys is a private California corporation which shares an officer with the Company. Mr. Irving was appointed CFO in May of 2012 and then appointed CEO in late 2012. Iconosys was at one time the parent company to Ad Shark, Inc. At March 31, 2014 and December 31, 2013, the total loan receivable balance advanced to Iconosys is $313,333 and $290,532, respectively. At March 31, 2014 and December 31, 2013, the accrued interest receivable to related party balance was $18,341 and $15,577, respectively.

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

On August 1, 2011, the Company’s wholly owned subsidiary, Ad Shark, entered into an employment agreement with its President Wayne Irving. The term of employment shall be three (3) years, commencing on the August 1, 2011 and terminating on July 31, 2014, or at a later mutually agreeable date. Salary compensation is to be paid at the rate of $88,500 annually, payable on a monthly basis. On the anniversary of employment, this rate will increase 5% annually. Monster Arts, Inc. absorbed the employment agreement when Ad Shark was dissolved in early 2014. As of March 31, 2014 and December 31, 2013, the Company had accrued wages of $178,937 and $155,706, respectively which are included in accounts payable and accrued expenses balance.

The accounts payable to related parties balance at March 31, 2014 and December 31, 2013 was $183,377 and $169,577.

Loan from Officer

The Company was loaned money by Wayne Irving, the chief executive officer of the Company, with 0% interest and payable on demand. At March 31, 2014 and December 31, 2013 the loan from officer balance was $13,243 and $17,021.

Master Purchase Agreement with Iconosys

On March 4, 2013, the Company and Iconosys, a privately held corporation, which shares an officer with the Company, entered into a Master Purchase Agreements in order for the Company to purchase, and for Iconosys to sell, certain intellectual property assets, including, without limitation, domain names, trademarks, smart phone apps. In addition, the Company received 15,046,078 shares of Iconosys common stock, $0.001 par value, as consideration for the cancellation of $295,862 in advances to Iconosys and $2,884 in accrued interest receivable. The Iconosys stock received accounts for approximately 10% of the 150,460,781 shares of Iconosys issued and outstanding as of March 31, 2014. Since this agreement was between related parties, being the two company’s share an officer, the Company did not record an asset for the excess consideration received but recorded the debit to additional paid in capital.

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

1.	In April and May of 2014, the Company issued 78,210,609 common shares, of which 339,180 were to consultants for services and 77,871,429 were for the reduction of $71,217 in convertible principle debt and $2,200 in accrued interest.

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

Critical Accounting Policies

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

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

On March 15, 2014, the Company entered into a convertible promissory note with JMJ Financial for up to $500,000 with 0% for the first three months, then 12% per annum thereafter. The convertible note’s principle and accrued interest may at any time be converted into shares of the Company’s stock at a conversion rate equal to 60% of the lowest closing bid price in the twenty-five days prior to conversion. As of March 31, 2014, the Company has received only $30,000 pursuant to this convertible promissory note. There has been no principle converted as of March 31, 2014.

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

Results of Operations for the Three Month Ended March 31, 2014 and 2013

Revenues

During the three month ended March 31, 2014 and 2013, the Company generated $57,582 in revenues as compared to $14,450 for the three months ended March 31, 2013. To date, the Company has earned minimal revenues and there can be no assurances that the Company can be profitable or that the Company will not incur operating losses in the future.

Operating Expenses

During the three month ended March 31, 2014, the Company incurred operating expenses of $304,364 as compared to operating expenses of $405,087 incurred during the three month ended March 31, 2013. Operating expenses for the three month ended March 31, 2014 decreased by $100,723 compared to the prior year three months ended. The decrease was due to the following:

Consulting expenses decreased by $74,086 to $218,882 from $292,968 for the three months ended March 31, 2014 and 2013, respectively, primarily due to the issuance of stock for consulting services.

Salaries and wages decreased by $19,457 to $38,893 from $58,350 for the three months ended March 31, 2014 and 2013, respectively, primarily due to the Company’s merger with Ad Shark and taking over the payroll of Ad Sharks officers and directors.

Professional fees decreased by $13,722, to $16,483 from $30,205 for the three months ended March 31, 2014 and 2013, respectively, primarily due to decrease in legal fees due the absence of mergers and asset purchase agreements.

Therefore, during the three month period ended March 31, 2014, the Company incurred a loss from operations of $246,782 as compared to a loss from operations of $390,637 during the three month period ended March 31, 2013.

During the three month ended March 31, 2014, the Company further incurred: (i) interest income of $2,200 (2013: $2,980); (ii) interest expense of $9,242 (2013: $2,671).

As a result of the above, the Company incurred a net loss of $253,824 and of $390,328 for the three month ended March 31, 2013, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate adequate amounts of cash to meet its needs for cash.  The following table provides certain selected balance sheet comparisons between March 31, 2014 and December 31, 2013:

	March 31,	December 31,	$	%
	2014	2013	Change	Change
Working Capital (deficit)	(8,544,782)	(21,994,223)	13,449,441	61.1%
Cash	11,689	46,234	(34,545)	(74.7%)
Total Current Assets	388,591	496,512	(107,921)	(21.7%)
Total Assets	472,854	502,972	(30,118)	(6.0%)
Accounts payable and accrued liabilities	239,193	248,822	(9,629)	(3.9%)
Loan from officer	13,243	17,021	(3,778)	(22.2%)
Notes payable to related party	57,480	57,480	0	0%
Convertible notes payable	240,328	261,945	(21,617)	(8.3%)
Total current liabilities	8,933,373	22,490,735	(13,557,362)	(60.3%)
Total liabilities	8,933,373	22,490,735	(13,557,362)	(60.3%)

At March 31, 2014, our working capital deficit decreased when compared to December 31, 2013, primarily as a result of a decrease of $13,424,411 in derivative liability from the convertible notes issued.

Operating activities

Net cash used for continuing operating activities during the three months ended March 31, 2014 was $92,767. Non-cash items totaled approximately $161,057 which included the following:

•	$215,297 of stock for services representing the value of shares issued to consultants for services rendered to the Company
•	$197 in depreciation and amortization
•	$3,423 increase in revenues from available-for-sale securities revenues
•	$7,668 increase in accounts receivable
•	$2,764 increase in interest receivable
• •	$3,754 increase in deferred revenues $27,199 increase in loans to related parties
•	$32,686 increase in accounts payable and accrued expenses
•	$13,800 increase in accounts payable to related parties
•	$9,258 increase in accrued interest

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
$1,250 decrease in accounts receivable
•	$96 increase in interest receivable
•	$168,912 decrease in loan receivable to related party
•	$25,791 increase in accounts payable and accrued expenses
•	$4,000 increase in accounts payable to related parties
•	$171 increase in accrued interest

Financing activities

We have financed our operations primarily from debt or the issuance of equity instruments. For the three months ended March 31, 2014, net cash flows provided from financing activities was $58,222 which consisted of $3,778 in payments on officer loans and $62,000 in proceeds from convertible notes.

For the three months ended March 31, 2013, net cash flows provided from financing activities was $93,175, which consisted of $175,875 in proceeds from the sale of stock and $82,700 in payments on officer loan.

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

Going Concern

Going Concern - The Company has recognized an accumulated deficit since inception (February 23, 2007) through March 31, 2014 of $28,881,903. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. The financial statements have been prepared assuming the Company will continue to operate as a going concern which contemplates the realization of assets and the settlement of liabilities in the normal course of business. No adjustment has been made to the recorded amount of assets or the recorded amount or classification of liabilities which would be required if the Company were unable to continue its operations. (See Financial Footnote 2).

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

Significant changes in the number of employees

As of April 20, 2014, we have two part-time employees and one full-time employee. We are also dependent upon our officers and director for our future business development. As our operations expand we anticipate the need to hire additional employees, consultants and professionals; however, the exact number is not quantifiable at this time.

Employment agreements

On August 1, 2011, the Company’s wholly owned subsidiary, Ad Shark, entered into an employment agreement with its President Wayne Irving. The term of employment shall be three (3) years, commencing on the August 1, 2011 and terminating on July 31, 2014, or at a later mutually agreeable date. Salary compensation is to be paid at the rate of $88,500 annually, payable on a monthly basis. On the anniversary of employment, this rate will increase 5% annually. Monster Arts, Inc. absorbed the employment agreement when Ad Shark was dissolved in early 2014. As of March 31, 2014 and December 31, 2013, the Company had accrued wages of $178,937 and $155,706, respectively which are included in accounts payable and accrued expenses balance.

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

Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2013. In making its assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on its assessment, management has concluded that we had certain control deficiencies described below that constituted material weaknesses in our internal controls over financial reporting. As a result, our internal control over financial reporting was not effective as of March 31, 2014.

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

We do not believe the material weaknesses described above caused any meaningful or significant misreporting of our financial condition and results of operations for the quarter ended March 31, 2014. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

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

Item 1A - Risk Factors

See Risk Factors set forth in Part I, Item 1A of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2013 and the discussion in Item 1, above, under "Liquidity and Capital

Resources."

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

None not previously disclosed

Item 3 - Defaults Upon Senior Securities

None.

Item 4 - Mine Safety Disclosure

None.

Item 5 - Other Information

None.

Item 6 - Exhibits

Exhibit Number	Ref	Description of Document

31.1		Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101	*	The following materials from this Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL (eXtensible Business Reporting Language).:

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

Monster Arts, Inc. Registrant
May 20, 2014	By: /s/ Wayne Irving II
Wayne Irving II Principal Executive Officer and Director

