Form 10-Q
period 2014-06-30
Monster Arts Inc.
filed 2014-08-19
CIK 1423746

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2014

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________to

Commission File Number: 000-53266

Monster Arts, Inc.

(Exact name of registrant as specified in its charter)

Nevada	27-1548306
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

806 East Avenido Pico, Suite I-288 San Clemente, California	92673
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes[ ] No [X]

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

As of August 18, 2014, the registrant’s outstanding common stock consisted of 968,498,328 shares, $0.001 par value. Authorized – 75,000,000 shares.

2

 Table of Contents

Monster Arts, Inc.

Index to Form 10-Q

For the Quarterly Period Ended June 30, 2014

MONSTER ARTS, INC.
(Formerly MONSTER OFFERS)
(A Development Stage Company) BALANCE SHEETS

	(Unaudited)	(Audited)
	June 30,	December 31,
Assets:	2014	2013
Current Assets
Cash	$194,677	$46,234
Accounts receivable, net of allowance for doubtful
accounts of $1,250	7,775	4,173
Loan receivable to related party	287,130	290,532
Interest receivable to related party	21,083	15,577
Prepaid expenses	—	139,996
Total Current Assets	510,665	496,512

Fixed Assets
Property and equipment, net	66	460
Total Fixed Assets	66	460

Other Assets
Available-for-sale securities	40,200	6,000
Total Other Assets	40,200	6,000

Total Assets	$550,931	$502,972

Liabilities and Stockholders' Equity:
Current Liabilities
Accounts payable & accrued expenses	$19,468	$67,586
Accounts payable & accrued expenses to related parties	164,879	169,577
Accrued interest	33,854	11,659
Deferred revenues	18,605	18,359
Loan from officer	14,004	17,021
Notes payable	10,183	10,161
Notes payable to related party	55,980	57,480
Convertible notes payable	699,295	261,945
Derivative Liability	10,047,485	21,876,947
Total Liabilities	11,063,753	22,490,735

Stockholders' Equity:
Series A preferred stock, $.001 par value 20,000,000 shares
authorized, 20,000,000 shares issued and outstanding, respectively
Common stock, $0.001 par value 730,000,000 shares	20,000	20,000
authorized, 539,310,446 and 29,201,615 shares issued and
outstanding, respectively	539,310	29,202
Additional paid in capital	19,579,655	6,121,441
Stock subscription payable	476,469	493,673
Accumulated Comprehensive Gain / (Loss)	30,200	(4,000)
Deficit accumulated during the development stage	(31,158,456)	(28,628,079)
Total stockholders' equity (deficit)	(10,512,822)	(21,987,763)

Total Liabilities and Stockholders' Equity	$550,931	$502,972

The accompanying notes are an integral part of these financial statements.

MONSTER ARTS, INC.
(Formerly MONSTER OFFERS)
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

					From Inception
	For the Three Months Ended		For the Six Months Ended		(February 23, 2007) to
	June 30,		June 30,		June 30,
	2014	2013	2014	2013	2014

Commissions	$—	$2,500	$—	$13,750	$207,385
Commissions- related parties	—	—	—	—	337,717
License revenues	—	—	—	—	100,000
Services	40,144	3,500	97,463	3,500	109,174
Services- related party	964	—	1,227	3,200	79,815
	41,108	6,000	98,690	20,450	834,091

Cost of services	—	—	—	—	266,860

Gross Profit	41,108	6,000	98,690	20,450	567,231

Operating expenses:
General and administration	69,081	48,898	98,694	59,650	761,577
Consulting	403,374	21,716	620,256	314,684	2,653,203
Wages	41,940	42,218	80,833	100,568	518,131
Marketing and promotions	25,059	4,883	25,355	6,086	78,353
Depreciation and amortization	197	11,609	394	23,218	69,933
Professional fess	73,533	54,830	90,016	85,035	633,115
Total operating expenses	613,184	184,154	918,548	589,241	4,714,312

Income (Loss) from operations	(572,076)	(178,154)	(818,858)	(568,791)	(4,147,081)

Other income and (expenses):
Interest expense	(17,555)	(1,916)	(26,797)	(4,587)	(122,638)
Interest expense- derivative	(1,689,122)	(621,935)	(1,689,122)	(621,935)	(23,566,069)
Interest income	2,200	2,263	4,400	5,243	19,202
Financing expense	—	—	—	—	(160,987)
Loss on debt settlement	—	—	—	—	(2,700,000)
Debt forgiveness	—	—	—	—	10,552
Refund on expenses	—	—	—	—	34,000
Impairment expense	—	—	—	—	(525,435)
Total other income and (expenses)	(1,704,477)	(621,588)	(1,711,519)	(621,279)	(27,011,375)

Net loss before taxes	$(2,276,553)	$(799,742)	$(2,530,377)	$(1,190,070)	$(31,158,456)

Tax provisions	—	—	—	—	—

Net loss after taxes	$(2,276,553)	$(799,742)	$(2,530,377)	$(1,190,070)	$(31,158,456)

Other Comprehensive Income:
Gain (Loss) on Available-for-Sale Securities	(43,800)		34,200	—	30,200

Other Comprehensive Income (Loss)	$(2,320,353)	$(799,742)	$(2,496,177)	$(1,190,070)	$(31,128,256)

Basic & diluted loss per share	$(0.01)	$(0.16)	$(0.01)	(0.26)

Weighted average shares outstanding	415,099,852	4,968,186	376,552,316	4,628,095

The accompanying notes are an integral part of these financial statements.

MONSTER ARTS, INC.
(Formerly MONSTER OFFERS)
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

			From Inception
			(February 23, 2007)
	For the Six Months Ended June 30,		to June 30,
	2014	2013	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss for the period	$(2,530,377)	$(1,190,070)	$(31,158,456)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Impairment loss	—	—	525,435
License revenues- non cash	—	—	(100,000)
Available-for-sale securities revenues	(9,423)	—	(12,473)
Non-cash compensation	—	—	8,400
Forgiveness of debt	—	—	(846)
Financing fees	—	—	160,987
Derivative expense	1,689,122	621,935	23,566,069
Stock for services	157,858	193,492	2,030,967
Stock options for services	—	—	134,291
Stock for note extension	—	—	15,000
Convertible Note issued consulting services	127,900	—	127,900
Bad debt	—	—	1,250
Discount on notes payable	—	—	15,000
Loss on debt settlement	—	30,000	2,700,000
Strategic alliance costs	—	—	45,878
Effect from share exchange	—	—	24,618
Master purchase agreement	—	(298,745)	(298,745)
Depreciation and amortization	394	394	77,738
Changes in Operated Assets and Liabilities:
(Increase) decrease in prepaids	139,996	262	139,996
(Increase) decrease in accounts receivable	(3,602)	(1,000)	(9,025)
Increase in interest receivable	(5,506)	(2,350)	(21,083)
Decrease in unamortized financing fees		—	(2,875)
Increase (decrease) in loan receivable to related party	3,402	163,562	293,934
Increase in unearned revenues	246	—	18,605
Increase (decrease) in accounts payable and accrued expenses	(13,017)	77,068	54,569
Increase in accounts payable to related parties	(14,698)	14,721	154,879
Increase (decrease) in accrued interest	22,195	(454)	33,854
Net cash (used) in operating activities	(435,510)	(391,185)	(1,474,133)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of stock	—	168,875	515,845
Stock subscription payable	—	12,000	7,000
Proceeds from officer loan		14,565	119,290
Payments on officer loan	(3,107)	(102,269)	(105,376)
Proceeds from convertible notes	593,721	119,800	1,121,086
Payments on convertible notes	—	—	(6,000)
Proceeds from notes payable	—	—	10,161
Payments on notes payable	(5,161)		(5,161)
Payments on notes payable to related party	(1,500)	—	10,980
Contributed Capital	—	—	985
Net Cash Provided by Financing Activities	583,953	212,971	1,668,810

Net (Decrease) Increase in Cash	148,443	(178,214)	194,677
Cash at Beginning of Period	46,234	182,820	—
Cash (Overdraft) at End of Period	$194,677	$4,606	$194,677

SUPPLEMENTAL DISCLOSURES:
Income Taxes Paid	$—	$—	$—
Interest Paid	$—	$—	$—

6

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Convertible note payable issued for consulting services	$127,900	$—	$127,900
Stock issued for purchase of license	$—	$—	$450,000
Stock issued for conversion of convertible notes payable	$279,088	$15,000	$839,495
Stock issued for debt settlement	$—	$—	$2,700,000
Increase in prepaid stock compensation	$—	$—	$257,419

The accompanying notes are an integral part of these financial statements.

Monster Arts, Inc.

(A Development Stage Company)

Notes to Financial Statements

June 30, 2014 and December 31, 2013

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

On April 25, 2014, the Company entered into a subscription agreement to buy 53,000 shares of common stock of Candor Homes Corporation, (“CH, Inc.”) for $10,000 which represents 53% of the equity interest in CH, Inc. As of June 30, 2014, there has been no activity with CH, Inc. and the Company has recorded accounts payable to related party balance of $10,000. The only two directors of CH, Inc. are our chief executive officer, Wayne Irving II and his sister. CH, Inc. is activity analyzing potential land investments in Central Iowa where new homes could be built.

 NOTE 2 - GOING CONCERN

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. Since inception (February 23, 2007) through June 30, 2014, the Company incurred an accumulated deficit during development stage of approximately $31,158,456. The Company's ability to continue as a going concern is contingent upon its ability to achieve and maintain profitable operations and its ability to raise additional capital as required.

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

Cash and Cash Equivalents

The Company considers all short-term investments with a maturity of three months or less at the date of purchase to be cash equivalents. As of June 30, 2014 and December 31, 2013, there are no cash equivalents.

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

At June 30, 2014, the Company had multiple convertible debentures outstanding that if-converted would result in 190,425,090 new common shares being issued.

Accounts receivable

Accounts receivable are stated at the amount management expects to collect from balances outstanding at year end. Management provides for probable uncollectible amounts through a charge to earnings and a credit to an allowance based on its assessment of the current status of individual accounts. Balances that are still outstanding after management has used reasonable collection efforts are written off through a charge to the valuation allowance. As of June 30, 2014 and December 31, 2013, we have $9,025 and 5,423, respectively, in accounts receivable and $1,250 charged to allowance for doubtful accounts.

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

Intangible assets

The Company follows Financial Accounting Standard Board’s (FASB) Codification Topic 350-10 (“ASC 350-10”), “Intangibles - Goodwill and Other” to determine the method of amortization of its intangible assets. The Company’s intangible assets are capitalized at historical cost and are amortized over their useful lives. The Company amortizes its license of SSL5 intellectual property using the straight-line method over an estimated useful life of 10 years.

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

NOTE 4 – AVAILABLE FOR SALE SECURITIES

On November 1, 2013, the Company executed a joint venture agreement with Intelligent Living, Inc. (“ILIV”). You can read the full agreement in the registrant’s SEC Form 8-K filing on November 5, 2013. The Company will provide ILIV comprehensive and end-to-end turnkey business function through its development of smartphone and tablet apps. The Company’s revenue sharing will be 35% of gross payments from app sales from Google Play and 50% of gross payments from app sales through Amazon, Nook, iTunes, and others. The Company will be paid in the form of stock by ILIV which is a publically traded company trading on the OTCQB under the symbol “ILIV”. The Company will be paid 36,600,000 common shares of ILIV in quarterly installments over a period of 2 years from the date of the agreement. The Company has been paid an initial 10,000,000 common shares upon closing of the agreement which were valued at the closing price of ILIV stock on November 1, 2013 which was $0.001. This resulted in the Company recording an available-for-sale securities asset of $10,000. The available-for-sale securities asset was revalued at June 30, 2014 using the ILIV closing stock price of $0.0012 per share which resulted in the Company recording an unrealized loss on available-for-sale securities of $34,200 for the three months ended June 30, 2014. In the six months ended June 30, 2014, the Company recorded $12,000 as revenues earned pursuant to the agreement. As of June 30, 2014 and December 31, 2013, the Company had an available-for-sale securities asset balance of $40,200 and $6,000.

NOTE 5 – PROPERTY & EQUIPMENT

Property and equipment consists of the following at June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013
Property and equipment, net	$2,364	$2,364
Less: accumulated depreciation	2,298	1,904
Property and equipment, net	$66	$460

The Company acquired the property and equipment through the share exchange agreement with Ad Shark, Inc. on November 9, 2012. Therefore the Company only recognized depreciation on the equipment after the share exchange date. Depreciation expense for the six months ended June 30, 2014 and 2013 was $394.

NOTE 6 – ASSET PURCHASE AGREEMENT WITH ICONOSYS (TAVG)

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

In the six months ended June 30, 2014, the Company recognized $26,419 in services income relating to the TAVG asset. The Company also recorded deferred revenues of $13,423 relating to TAVG membership sales which will be recognized over the one year subscription term.

NOTE 7 - CONVERTIBLE NOTES PAYABLE

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

On July 10, 2013, the Company, entered into a Securities Purchase Agreement whereby the Company sold a Convertible Promissory Note to Asher Enterprises, Inc., a Delaware corporation, in the original principal amount of $37,500, and accruing interest at eight percent (8%) per annum. The Note is convertible into the Company’s common stock at a conversion price equal to fifty-five percent (55%) of the then-prevailing market price, beginning one hundred eighty (180) days from the date of the Note’s issuance. As of June 30, 2014, the entire principle balance of $37,500 was converted into 34,210,025 shares of common stock in the Company.

On September 12, 2013, the Company, entered into a Securities Purchase Agreement whereby the Company sold a Convertible Promissory Note to Asher Enterprises, Inc., a Delaware corporation, in the original principal amount of $32,500, and accruing interest at eight percent (8%) per annum. The Note is convertible into the Company’s common stock at a conversion price equal to fifty-five percent (55%) of the then-prevailing market price, beginning one hundred eighty (180) days from the date of the Note’s issuance. As of June 30, 2014, the entire principle balance of $32,500 was converted into 43,779,046 shares of common stock in the Company.

On December 23, 2013, the Company, entered into a Securities Purchase Agreement whereby the Company sold a Convertible Promissory Note to Asher Enterprises, Inc., a Delaware corporation, in the original principal amount of $60,000, and accruing interest at eight percent (8%) per annum. The Note is convertible into the Company’s common stock at a conversion price equal to fifty-five percent (55%) of the then-prevailing market price, beginning one hundred eighty (180) days from the date of the Note’s issuance. As of June 30, 2014, Asher converted $23,440 of debt into 53,875,000 shares of common stock, 28,250,000 shares were not issued till July of 2014 and recorded as a stock payable. This left a balance remaining on this note of $36,560 as of June 30, 2014.

On February 14, 2014, the Company, entered into a Securities Purchase Agreement whereby the Company sold a Convertible Promissory Note to Asher Enterprises, Inc., a Delaware corporation, in the original principal amount of $22,500, and accruing interest at eight percent (8%) per annum. The Note is convertible into the Company’s common stock at a conversion price equal to fifty-five percent (55%) of the then-prevailing market price, beginning one hundred eighty (180) days from the date of the Note’s issuance. As of June 30, 2014, there has been no conversion of debt pertaining to this outstanding convertible promissory note.

In the six months ended June 30, 2014, Asher converted $191,950 of convertible debt and $5,900 of accrued interest into 166,111,049 common shares of the Company. In the year ended December 31, 2013, Asher Enterprises converted $44,490 of convertible notes payable into 7,265,116 common shares.

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

 Management calculates the conversion price to be $0.00114 using fifty percent of the arithmetic average of the individual daily VWAPs for any five trading days within the calculation period. Accordingly, Premier is entitled to receive 65,911,456 common shares of the Company as part of the settlement. In the six months ended June 30, 2014, the Company issued 48,637,933 common shares to Premier pursuant to the court ordered settlement. As of June 30, 2014, the Company must issue approximately 10,030,106 additional common shares to Premier to settle the court order.

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

Christopher Thompson

On April 1, 2013, the Company entered into a Securities Purchase Agreement with Christopher Thompson for a $10,000 convertible note payable due interest at 9% per annum, unsecured, and due April 1, 2014. The note is convertible into common shares of the Company at a conversion rate of $.10per share. On May 27, 2014, Christopher Thompson assigned his $10,000 note with accrued interest of $1,025 to WHC Capital, LLC.

On May 1, 2014, the Company entered into a Securities Purchase Agreement and convertible promissory note with Christopher Thompson in the amount of $15,000. The convertible promissory note has interest at 9.9% per annum, unsecured, and due May 1, 2015. The convertible note’s principle and accrued interest may at any time be converted into shares of the Company’s stock at a conversion rate equal to 60% of the lowest closing bid price in the ten days prior to conversion. As of June 30, 2014, there has been no debt converted on this note.

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

LG Capital Funding

On March 7, 2014, the Company entered into a convertible promissory note with LG Capital Funding, LLC for an amount of $32,000 with 8% per annum and a maturity date of March 7, 2015. The convertible note’s principle and accrued interest may at any time be converted into shares of the Company’s stock at a conversion rate equal to 60% of the lowest closing bid price in the fifteen days prior to conversion. As of June 30, 2014, there has been no debt converted on this note.

On June 16, 2014, the Company entered into a convertible promissory note with LG Capital Funding, LLC for an amount of $42,000 with 8% per annum and a maturity date of June 16, 2015. The convertible note’s principle and accrued interest may at any time be converted into shares of the Company’s stock at a conversion rate equal to 55% of the lowest closing bid price in the fifteen days prior to conversion. As of June 30, 2014, there has been no debt converted on this note.

JMJ Financial

On March 15, 2014, the Company entered into a convertible promissory note with JMJ Financial for up to $500,000 with 0% for the first three months, then 12% per annum thereafter. The convertible note’s principle and accrued interest may at any time be converted into shares of the Company’s stock at a conversion rate equal to 60% of the lowest closing bid price in the twenty-five days prior to conversion. In March of 2014, the Company received $30,000 pursuant to the convertible promissory note with JMJ Financial. In June of 2014, the Company received an additional $30,000 pursuant to the convertible promissory note with JMJ Financial. As of June 30, 2014, the Company has received only $60,000 pursuant to this convertible promissory note. There has been no principle converted as of June 30, 2014.

IBC Funds, LLC

On April 24, 2014, IBC Funds, LLC, a Nevada limited liability company, acquired by assignment, debts owed by Monster Arts, Inc. to fourteen (14) creditors in the amount of $208,321. Likewise, on April 24, 2014, IBC Funds and Monster Arts, Inc. executed that certain Settlement Agreement and Stipulation, whereby Monster Arts, Inc. agreed to settle the debt of $208,321, and to pay the debt by the issuance of shares pursuant to Section 3(a)(10) of the Securities Act, which provides that the issuance of shares are exempt from the registration requirement of Section 5 of the Securities Act. In relevant part, Section 3(a)(10) of the Securities Act provides an exemption from the registration requirement for securities: (i) which are issued in exchange for a bona fide claim, (ii) where the terms of the issuance and exchange are found by a court to be fair to those receiving shares, (iii) notice of the hearing is provided to those to receive shares and they are afforded the opportunity to be heard, (iv) the issuer must advise the court prior to its hearing that it intends to rely on the exemption provided in Section 3(a)(10) of the Securities Act, and (v) there cannot be any impediments to the appearance of interested parties at the hearing.

On April 25, 2014, in a court proceeding styled IBC Funds, LLC, a Nevada limited Liability Company, Plaintiff vs. Monster Arts, Inc., a Nevada corporation, Defendant, bearing Civil Action in the Circuit Court in the Twelfth Judicial Circuit in and for Sarasota County, Florida, after due notice, the court entered an order approving the Settlement Agreement and Stipulation. In satisfaction of the debt, we agreed to issue shares of our common stock in one or more tranches to IBC Funds in the manner contemplated in the Settlement Agreement and Stipulation at a conversion price of 50% discount to market as calculated as the lowest closing trading price in the 15 (15) days prior to a conversion notice. In accordance with the terms of the Settlement Agreement and Stipulation, the court was advised of our intention to rely upon the exception to registration set forth in Section 3(a)(l0) of the Securities Act to support the issuance of the shares.

As set forth in the order, the court found that the terms and conditions of the exchange were fair to Monster Arts, Inc. and IBC Funds within the meaning of Section 3(a)(10) of the Securities Act, and that the exchange of the debt for our securities was not made under Title 11 of the United States Code.

As of June 30, 2014, as permitted by the court order and the Settlement Agreement and Stipulation, the Company has issued 95,000,000 shares to IBC LLC for the conversion of $56,000. The shares were issued free of any restrictions as permitted by Section 3(a)(10) of the Securities Act.

WHC Capital, LLC

On May 27, 2014, Christopher Thompson assigned his $10,000 convertible note payable with accrued interest of $1,025 to WHC Capital, LLC. The original convertible note payable and securities purchase agreement is dated April 1, 2013,in the amount of $10,000 with interest of 9% per annum, unsecured, and due April 1, 2014. As of June 30, 2014, there has been $10,000 of principle and $1,051 in accrued interest converted on this note leaving a remaining balance of $0 on this note.

On April 30, 2014, the Company entered into a convertible promissory note with WHC Capital, LLC in the amount of $220,000 , with interest of 12% per annum, unsecured, and due April 30, 2015. The convertible note’s principle and accrued interest may at any time be converted into shares of the Company’s stock at a conversion rate equal to 55% of the lowest closing bid price in the fifteen days prior to conversion. As of June 30, 2014, there has been no debt converted on this note.

Beaufort Capital

On June 27, 2014, the Company entered into a convertible promissory note with Beaufort Capital Partners LLC in the amount of $50,000 with 12% interest per annum and a maturity date of December 27, 2014. The convertible note’s principle and accrued interest may be converted into common shares of the Company’s after the maturity date at a discount of 50% off the lowest traded price during the prior 20 trading days to a notice of conversion. As of June 30, 2014, there has been no debt converted on this note.

Jennifer Salwender

On May 1, 2014, the Company entered into a convertible promissory note with Jennifer Salwender in the amount of $20,000 with 9.9% interest per annum and a maturity date of May 1, 2015. The convertible note’s principle and accrued interest may be converted into common shares of the Company’s after 180 days from the issuance date at a discount of 40% off the lowest closing traded price during the prior 10 trading days to a notice of conversion. As of June 30, 2014, there has been no debt converted on this note.

ADAR BAYS, LLC

On May 2, 2014, the Company entered into a convertible promissory note with ADAR BAYS, LLC in an amount of $30,000 with 8% per annum and a maturity date of May 2, 2015. The convertible note’s principle and accrued interest may at any time be converted into shares of the Company’s stock at a conversion rate equal to 50% of the lowest closing bid price in the fifteen days prior to conversion. As of June 30, 2014, there has been no debt converted on this note.

Brent Denlinger

On April 16, 2014, the Company entered into a convertible promissory note with Brent Denlinger in an amount of $15,000 with 9.9% per annum and a maturity date of April 16, 2015. The convertible note’s principle and accrued interest may at any time be converted into shares of the Company’s stock at a conversion rate equal to 60% of the lowest closing bid price in the ten days prior to conversion. As of June 30, 2014, there has been no debt converted on this note.

KBM Worldwide, Inc.

On June 13, 2014, the Company entered into a convertible promissory note with KBM Worldwide, Inc. in an amount of $63,000 with 8% per annum and a maturity date of March 17, 2015. The convertible note’s principle and accrued interest may at any time be converted into shares of the Company’s stock at a conversion rate equal to 55% of the lowest closing bid price in the ten days prior to conversion. As of June 30, 2014, there has been no debt converted on this note.

Jessie Redmayne

On April 4, 2014, the Company entered into a convertible promissory note with Jessie Redmayne in an amount of $5,000 with 9.9% per annum and a maturity date of April 4, 2015. The convertible note’s principle and accrued interest may at any time be converted into shares of the Company’s stock at a conversion rate equal to 60% of the lowest closing bid price in the ten days prior to conversion. As of June 30, 2014, there has been no debt converted on this note.

Anubis Capital Partners

On April 1, 2014, the Company executed a convertible promissory note with Anubis Capital Partners in the amount of $127,900 with interest of 10% per annum and a maturity date of April 1, 2015. The convertible promissory note was executed in return for consulting services provided to the Company. The convertible note’s principle and accrued interest may at any time be converted into shares of the Company’s stock at a conversion rate equal to 50% of the lowest closing bid price in the twenty days prior to conversion. As of June 30, 2014, there has been no debt converted on this note.

The following table summarizes the total outstanding principle on convertible notes payable:

	June 30, 2014	December 31, 2013

Convertible Notes Payable- Asher Enterprises, Inc.	$59,060	$228,510
Convertible Notes Payable - Tangier Investors, LLP	—	—
Convertible Note Payable- Premier Venture Partners LLC	—	17,370
Convertible Note Payable- Dennis Pieczarka	2,500	2,500
Convertible Note payable - Christopher Thompson	15,000	10,000
Convertible Note payable - James Ault	2,565	2,565
Convertible Note payable - Charles Knoop	1,000	1,000
Convertible Note payable - LG Capital Funding	74,000	—
Convertible Note payable - JMJ Financial	60,000	—
Convertible Note payable - IBC Funds, LLC	152,321	—
Convertible Note payable - WHC Capital, LLC	21,949	—
Convertible Note payable - ADAR BAYS, LLC	30,000	—
Convertible Note payable - Beaufort Capital	50,000	—
Convertible Note payable - Brent Denlinger	15,000	—
Convertible Note payable - Jessie Redmayne	5,000	—
Convertible Note payable - Jennifer Salwender	20,000	—
Convertible Note payable - Anubis Capital Partners	127,900	—
Convertible Note payable - KBM Worldwide	63,000	—
Total	$699,295	$261,945

The accrued interest on convertible notes payable at June 30, 2014 and December 31, 2013 was $33,854 and 11,695, respectively.

Derivative liability

At June 30, 2014 and December 31, 2013, the Company had $10,047,485 and 21,876,947 in derivative liability pertaining to the outstanding convertible notes. The Company calculates the derivative liability using the Black Scholes Model which takes into consideration the stock price on the grant date, exercise price with discount to market conversion rate, stock volatility, expected life of the note, risk-free rate, annual rate of quarterly dividends, call option value and put option value.

NOTE 8 - STOCKHOLDERS' DEFICIT

Authorized Common Stock

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

Authorized Preferred Stock

The Company has designated 20,000,000 preferred shares as Series A Preferred Stock, par value $0.001. Each share of Series A Preferred Stock can vote equal to 100 shares of common stock and can be converted to common stock at a rate of 1 to 1.

Issuance of Preferred Stock

The Company has 20,000,000 Series A preferred shares issued and outstanding as of June 30, 2014 all of which were issued to the Company’s chief executive officer, Wayne Irving II, for services rendered.

Issuance of Common Stock

In the year ended December 31, 2013, the Company issued 26,136,087 common shares of which 861,751 shares were for $454,300 cash ($278,425 received in 2012), 7,355,667 shares were to consultants for services, 14,775,358 shares were for the reduction of $128,083 in convertible debt and $82 of accrued interest, and 3,143,311 shares were for the conversion of 13,767,684 shares of Ad Shark. The shares to consultants were valued at the closing stock price on the date of the executed agreement. This resulted in a consulting expense of $814,275 being recorded for the year ended December 31, 2013. The uncompleted portions of the consulting contracts for future services were recorded as prepaid expenses (See Note 4 for further details). At December 31, 2013, the Company recorded $139,996 in prepaid expenses pursuant to future consulting services to be performed in 2014 pursuant to contract obligations. Of the 7,355,667 shares issued to consultants, 323,833 shares were incorrectly issued and later returned and cancelled.

In the six months ended June 30, 2014, the Company issued 510,108,831 common shares of which 166,111,049 were issued to Asher Enterprises, Inc. for the conversion of $191,950 in convertible debt and $5,900 in accrued interest, 48,637,933 shares were issued to Premier Venture Partners, LLC pursuant to the court ordered settlement, 95,000,000 shares to IBC, LLC for the conversion of $56,000, 100,000,000 shares to our chief executive officer, Wayne Irving, for the reduction of $25,000 in accrued payroll liability, 22,325,475 to WHC Capital, LLC for the conversion of $11,051 in convertible dent, 19,222,681 shares were issued to Ad Shark, Inc. shareholders for the conversion of their Ad Shark, Inc. shares at a ratio of 4.38 Ad Shark shares to Monster Arts Inc. shares and 84,055,110 shares were to consultants for services by June 30, 2014. The Company valued the 84,055,110 shares to consultants at the closing share price on the date of issuance which resulted in the Company recording a non-cash consulting expense of $137,858.

NOTE 9 – CONTINGENCY AGREEMENTS

Master Purchase Agreement with Iconosys

On March 4, 2013, the Company and Iconosys, a privately held corporation, which shares an officer with the Company, entered into a Master Purchase Agreements in order for the Company to purchase, and for Iconosys to sell, certain intellectual property assets, including, without limitation, domain names, trademarks, smart phone apps. In addition, the Company received 15,046,078 shares of Iconosys common stock, $0.001 par value, as consideration for the cancellation of $295,862 in advances to Iconosys and $2,884 in accrued interest receivable. The Iconosys stock received accounts for approximately 10% of the 150,460,781 shares of Iconosys issued and outstanding as of June 30, 2014. Since this agreement was between related parties, being the two company’s share an officer, the Company did not record an asset for the excess consideration received but recorded the debit to additional paid in capital.

Management Service Agreement with Iconosys

On July 16, 2013, the Company executed a management service agreement with a subdivision of Iconosys called Text Kills. Iconosys shares an officer with the Company. The Company will provide service and management support for Text Kills events which includes but is not limited to raising awareness, public education campaigns, and managing the Text Kills tour bus. In the six months ended June 30, 2014 and in the year ended December 31, 2013 the Company recognized $250 and $5,387 in commission revenues from related parties relating to Text Kills.

Joint Venture agreement with Intelligent Living Inc.

On November 1, 2013, the Company executed a joint venture agreement with Intelligent Living, Inc. (“ILIV”). You can read the full agreement in the registrant’s SEC Form 8-K filing on November 5, 2013. The Company will provide ILIV comprehensive and end-to-end turnkey business function through its development of smartphone and tablet apps. The Company’s revenue sharing will be 35% of gross payments from app sales from Google Play and 50% of gross payments from app sales through Amazon, Nook, iTunes, and others. The Company will be paid in the form of stock by ILIV which is a publically traded company trading on the OTCQB under the symbol “ILIV”. The Company will be paid 36,600,000 common shares of ILIV in quarterly installments over a period of 2 years from the date of the agreement. The Company has been paid an initial 10,000,000 common shares upon closing of the agreement which were valued at the closing price of ILIV stock on November 1, 2013 which was $0.001. This resulted in the Company recording an available-for-sale securities asset of $10,000. The available-for-sale securities asset was revalued at June 30, 2014 using the closing price of ILIV of $0.0012 per share which resulted in the Company recording an unrealized gain on available-for-sale securities of $34,200.

Employment Agreement with Chief Executive Officer, Wayne Irving

On August 1, 2011, the Company’s wholly owned subsidiary, Ad Shark, entered into an employment agreement with its President Wayne Irving. The term of employment shall be three (3) years, commencing on the August 1, 2011 and terminating on July 31, 2014, or at a later mutually agreeable date. Salary compensation is to be paid at the rate of $88,500 annually, payable on a monthly basis. On the anniversary of employment, this rate will increase 5% annually. Monster Arts, Inc. absorbed the employment agreement when Ad Shark was dissolved in early 2014. As of June 30, 2014 and December 31, 2013, the Company had accrued wages of $151,039 and $155,706, respectively which are included in accounts payable and accrued expenses to related party balance. In the six months ended June 30, 2014, the Company entered into a debt settlement agreement with its chief executive officer, Wayne Irving, whereby the Company issued 100,000,000 shares of common stock for the reduction of $25,000 in accrued payroll liability.

Consulting Agreement with Mind Solutions, Inc.

On February 19, 2014, the Company entered into a consulting agreement with Mind Solutions, Inc., whereby Mind Solutions, Inc. will provide the Company with thought controlled software development services over a one year term. The Company will pay Mind Solutions, Inc. four quarterly payments of $50,000 in restricted common stock of the Company. In the six months ended June 30, 2014, the Company issued 39,583,333 shares of common stock.

NOTE 12 – RELATED PARTY TRANSACTIONS

Issuance of Preferred Stock

The Company has 10,000,000 Series A preferred shares issued and outstanding as of June 30, 2014 which were issued to the Company’s chief executive officer, Wayne Irving II, for services rendered.

Appointment of Chief Financial Officer

In August of 2014, the Company appointed Tisha Lawton as the Secretary, Treasurer and Chief Financial Officer of the Company. Ms. Lawton is a sibling of our Chief Executive Officer, Wayne Irving II.

Equity interest in Candor Homes Corporation

On April 25, 2014, the Company entered into a subscription agreement to buy 53,000 shares of common stock of Candor Homes Corporation, (“CH, Inc.”) for $10,000 which represents 53% of the equity interest in CH, Inc. As of June 30, 2014, there has been no activity with CH, Inc. and the Company has recorded accounts payable to related party balance of $10,000. The only two directors of CH, Inc. are our chief executive officer, Wayne Irving II and his sister. CH, Inc. is activity analyzing potential land investments in Central Iowa where new homes could be built.

Debt Settlement Agreement with Wayne Irving, II

In the six months ended June 30, 2014, the Company entered into a debt settlement agreement with its chief executive officer, Wayne Irving, whereby the Company issued 100,000,000 shares of common stock for the reduction of $25,000 in accrued payroll liability.

Asset Purchase Agreement with Iconosys for TAVG

The Company approved the execution of certain asset purchase and domain name, web site content and trademark assignment agreement dated August 8, 2013 with Iconosys, Inc., a private California corporation which shares an officer with the Company.

Management Service Agreement with Iconosys

On July 16, 2013, the Company executed a management service agreement with a subdivision of Iconosys called Text Kills. Iconosys shares an officer with the Company. The Company will provide service and management support for Text Kills events which includes but is not limited to raising awareness, public education campaigns, and managing the Text Kills tour bus. In the six months ended June 30, 2014 and for the year ended December 31, 2013 the Company recognized $250 and $5,387 of commission revenues from related parties relating to Text Kills.

Notes Payable to Related Parties

In 2012, the Company had certain debts paid directly by Iconosys, a private California corporation which shares an officer with the Company. The amounts paid on behalf of the Company totaled $13,250 as of June 30, 2014 and December 31, 2013. They were recorded as a note payable to related party. The note payable has terms of 0% interest and is payable on demand.

Pursuant to the asset purchase agreement with Iconosys executed on August 8, 2013, further described in Note 7, the Company issued a promissory note to Iconosys in the amount of $45,000, due August 7, 2014, with annum interest of 4%.

At June 30, 2014 and December 31, 2013, the Company had notes payable to related parties balance of $55,980 and $57,480.

Loan receivable to related party

The Company’s subsidiary, Ad Shark Inc., has a $300,000 line of credit agreement with Iconosys. The line of credit agreement has terms of 4%, payable on demand. Iconosys is a private California corporation which shares an officer with the Company. Mr. Irving was appointed CFO in May of 2012 and then appointed CEO in late 2012. Iconosys was at one time the parent company to Ad Shark, Inc. At June 30, 2014 and December 31, 2013, the total loan receivable balance advanced to Iconosys is $313,333 and $290,532, respectively. At June 30, 2014 and December 31, 2013, the accrued interest receivable to related party balance was $21,083 and $15,577, respectively.

Employment Agreement with Chief Executive Officer, Wayne Irving

On August 1, 2011, the Company’s wholly owned subsidiary, Ad Shark, entered into an employment agreement with its President Wayne Irving. The term of employment shall be three (3) years, commencing on the August 1, 2011 and terminating on July 31, 2014, or at a later mutually agreeable date. Salary compensation is to be paid at the rate of $88,500 annually, payable on a monthly basis. On the anniversary of employment, this rate will increase 5% annually. Monster Arts, Inc. absorbed the employment agreement when Ad Shark was dissolved in early 2014. As of June 30, 2014 and December 31, 2013, the Company had accrued wages of $151,039 and $155,706, respectively which are included in accounts payable and accrued expenses to related party balance.

The accounts payable to related parties balance at June 30, 2014 and December 31, 2013 was $154,879 and $169,577.

Loan from Officer

The Company was loaned money by Wayne Irving, the chief executive officer of the Company, with 0% interest and payable on demand. At June 30, 2013 and December 31, 2013 the loan from officer balance was $14,004 and $17,021.

Master Purchase Agreement with Iconosys

On March 4, 2013, the Company and Iconosys, a privately held corporation, which shares an officer with the Company, entered into a Master Purchase Agreements in order for the Company to purchase, and for Iconosys to sell, certain intellectual property assets, including, without limitation, domain names, trademarks, smart phone apps. In addition, the Company received 15,046,078 shares of Iconosys common stock, $0.001 par value, as consideration for the cancellation of $295,862 in advances to Iconosys and $2,884 in accrued interest receivable. The Iconosys stock received accounts for approximately 10% of the 150,460,781 shares of Iconosys issued and outstanding as of June 30, 2014. Since this agreement was between related parties, being the two company’s share an officer, the Company did not record an asset for the excess consideration received but recorded the debit to additional paid in capital.

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

1.	On July 11, 2014, the Company entered into a Securities Exchange and Settlement Agreement (SE&S) with WHC Capital, LLC (WHC, LLC), whereby WHC, LLC purchased $5,161 of note payables debt due to Jennifer Salwender pursuant to an Assignment of Debt Agreement.

2.	On July 14, 2014, the Company entered into a Debt Purchase Agreement with Sojourn Investments, LP whereby the Company issued an aggregate principle amount of $37,500 in convertible debt for a purchase price of $25,000. The convertible note has interest of 12% per annum and is convertible into common shares of the Company at a conversion rate of 50% off the lowest trading market price for 20 days prior to conversion.

3.	On July 30, 2014, the Board of Directors of the Company authorized and approved the execution of a settlement agreement with the Company’s chief executive officer, Wayne Irving II, whereby the Company will issue 250,000,000 restricted common shares in return for the reduction in $62,500 in accrued liabilities payable to Mr. Irving pursuant to an employment agreement.

4.	From July 1, 2014 to the date of this filing, the Company issued 419,187,882 additional common shares of the Company of which 158,411,684 shares were for the reduction of $57,883 in convertible debt from four unrelated third parties, 10,776,198 shares for consulting services and 250,000,000 shares to our chief executive officer for the reduction of $25,000 of accrued payroll liabilities.

5.	On August 8, 2014, our Board of Directors and majority shareholders, believing it to be in the best interests of the Company and its shareholders, approved the amendment to the Company's Articles to increase the shares of blank check preferred stock, $0.001 par value per share, from 20,000,000 to 100,000,000 shares (the "Preferred Stock”).

6.	On August 8, 2014, our Board of Directors and majority shareholders, approved a reverse stock split upon receipt of all necessary regulatory approvals and the passage of all necessary waiting periods. The reverse split would reduce the number of outstanding shares of our common stock at a ratio of 100 to 1 but have no effect on the number of authorized shares of Common Stock or Preferred Stock.

7.	In August of 2014, the Company amended is articles of incorporation to increase the number of authorized common shares from 730,000,000 to 5,000,000,000 with a par value of $0.001.

8.	In August of 2014, the Company appointed Tisha Lawton as the Secretary, Treasurer and Chief Financial Officer of the Company. Ms. Lawton is a sibling of our Chief Executive Officer, Wayne Irving II.

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

Amendment to Articles of Incorporation- Increase Series A Preferred Stock

In March of 2014, the Company amended its articles of incorporation with the State of Nevada to increase the number of Series A Preferred Shares from 10,000,000 to 20,000,000.

Amendment to Articles of Incorporation- Increase Authorized Preferred Stock

On August 8, 2014, our Board of Directors and majority shareholders, believing it to be in the best interests of the Company and its shareholders, approved the amendment to the Company's Articles to increase the shares of blank check preferred stock, $0.001 par value per share, from 20,000,000 to 100,000,000 shares (the "Preferred Stock”).

Amendment to Articles of Incorporation- Approval of Reverse Stock Split

On August 8, 2014, our Board of Directors and majority shareholders, approved a reverse stock split upon receipt of all necessary regulatory approvals and the passage of all necessary waiting periods. The reverse split would reduce the number of outstanding shares of our common stock at a ratio of 100 to 1 but have no effect on the number of authorized shares of Common Stock or Preferred Stock.

Amendment to Articles of Incorporation- Increase in authorized Common Shares

In August of 2014, the Company amended is articles of incorporation to increase the number of authorized common shares from 730,000,000 to 5,000,000,000 with a par value of $0.001.

Appointment of Secretary, Treasurer and Chief Financial Officer

In August of 2014, the Company appointed Tisha Lawton as the Secretary, Treasurer and Chief Financial Officer of the Company. Ms. Lawton is a sibling of our Chief Executive Officer, Wayne Irving II.

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

On March 15, 2014, the Company entered into a convertible promissory note with JMJ Financial for up to $500,000 with 0% for the first three months, then 12% per annum thereafter. The convertible note’s principle and accrued interest may at any time be converted into shares of the Company’s stock at a conversion rate equal to 60% of the lowest closing bid price in the twenty-five days prior to conversion. As of June 30, 2014, the Company has received only $30,000 pursuant to this convertible promissory note. There has been no principle converted as of June 30, 2014.

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

IBC Funds Settlement Agreement

On April 24, 2014, our Board of Directors authorized the execution of that certain settlement agreement and stipulation dated April 24, 2014 (the "Settlement Agreement") with IBC Funds LLC, a Nevada limited liability company ("IBC Funds").

We had certain payables outstanding due and owing to creditors aggregating $208,320.82 (collectively, the "Payables"). IBC Funds purchased the Payables from their respective holders and subsequently filed a claim against us in the Circuit Court of the Twelfth Judicial Circuit in and for Sarasota County, Florida for the payment of the Payables. Thus, we and IBC Funds desired to resolve and settle the Payables and entered into the Settlement Agreement.

On the dates listed below, IBC Funds delivered a conversion notice to us (the "Conversion Notice") proposing certain dollar amount conversions pertaining to the Settlement Agreement which were convertible into shares of common stock. The shares of common stock were exempt from registration under the Securities Act of 1933, as amended, in reliance upon Section 3(a)(10).

Date of Conversion	Dollar Amount	Number of Shares Issued
April 25, 2014	$6,300.00	7,000,000
May 6, 2014	5,950.00	7,000,000
May 15, 2014	5,250.00	7,000,000
May 22, 2014	4,000.00	8,000,000
May 28, 2014	4,000.00	8,000,000
June 4, 2014	4,500.00	8,000,000
June 10, 2014	4,500.00	10,000,000
June 16, 2014	4,500.00	10,000,000
June 24, 2014	4,500.00	10,000,000
June 27, 2014	6,000.00	10,000,000
July 8, 2014	5,500.00	10,000,000
July 11, 2014	4,500.00	10,000,000
July 11, 2014	3,000.00	10,000,000
July 23, 2014	3,000.00	10,000,000
July 29, 2014	3,000.00	10,000,000

The Board of Directors determined it was in the best interests of the Company and its shareholders to enter into the Settlement Agreement and resulting 3(a)(10) issuance of shares in order to ensure our successful operational aspects within the next six months and to accelerate the possibility of generation of revenue from multiple sources.

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

Results of Operations for the Three Month Ended June 30, 2014 and 2013

Revenues

During the three month ended June 30, 2014 and 2013, the Company generated $41,108 in revenues as compared to $6,000 for the three months ended June 30, 2013. To date, the Company has earned minimal revenues and there can be no assurances that the Company can be profitable or that the Company will not incur operating losses in the future.

Operating Expenses

During the three month ended June 30, 2014, the Company incurred operating expenses of $613,184 as compared to operating expenses of $178,154 incurred during the three month ended June 30, 2013. Operating expenses for the three month ended June 30, 2014 increased by $435,030 compared to the prior year three months ended. The increase was due to the following:

Consulting expenses increased by $381,658 to $403,374 from $21,716 for the three months ended June 30, 2014 and 2013, respectively, primarily due to the issuance of stock for consulting services.

Salaries and wages decreased by $278 to $41,940 from $42,218 for the three months ended June 30, 2014 and 2013, respectively. The decrease was minimal as wages have stayed fairly consisitent with the presence of the same staff payroll and employment agreement with the Company’s chief executive officer, Wayne Irving II.

Professional fees increased by $73,533, to $54,830 from $18,703 for the three months ended June 30, 2014 and 2013, respectively, primarily due to increase in legal and accounting fees.

Therefore, during the three month period ended June 30, 2014, the Company incurred a loss from operations of $572,076 as compared to a loss from operations of $178,154 during the three month period ended June 30, 2013.

During the three month ended June 30, 2014, the Company further incurred: (i) interest income of $2,200 (2013: $2,263); (ii) interest expense of $17,555 (2013: $1,916); (iii) interest expense – derivative of $1,689,122 (2013: $621,935).

As a result of the above, the Company incurred a net loss of $2,276,553 and of $799,742 for the three month ended June 30, 2013, respectively.

Results of Operations for the Six Month Ended June 30, 2014 and 2013

Revenues

During the six month ended June 30, 2014 and 2013, the Company generated $98,690 in revenues as compared to $20,450 for the six months ended June 30, 2013. To date, the Company has earned minimal revenues and there can be no assurances that the Company can be profitable or that the Company will not incur operating losses in the future.

Operating Expenses

During the six month ended June 30, 2014, the Company incurred operating expenses of $917,548 as compared to operating expenses of $589,241 incurred during the six month ended June 30, 2013. Operating expenses for the six month ended June 30, 2014 increased by $328,307 compared to the prior year six months ended. The increase was due to the following:

Consulting expenses increased by $307,572 to $622,256 from $314,684 for the six months ended June 30, 2014 and 2013, respectively, primarily due to the issuance of stock for consulting services.

Salaries and wages decreased by $19,735 to $80,833 from $100,568 for the six months ended June 30, 2014 and 2013, respectively, primarily due to less wages as the Company transferred salaried work to outside consultants.

Professional fees increased by $4,981 to $90,016 from $85,035 for the six months ended June 30, 2014 and 2013, respectively, primarily due to increase in legal and accounting fees.

Therefore, during the six month period ended June 30, 2014, the Company incurred a loss from operations of $818,858 as compared to a loss from operations of $568,791 during the six month period ended June 30, 2013.

During the six month ended June 30, 2014, the Company further incurred: (i) interest income of $4,400 (2013: $5,243); (ii) interest expense of $26,797 (2013: $4,5787; (iii) interest expense – derivative of $1,689,122 (2013: 621,35).

As a result of the above, the Company incurred a net loss of $2,530,377 and of $1,190,070 for the six month ended June 30, 2013, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate adequate amounts of cash to meet its needs for cash.  The following table provides certain selected balance sheet comparisons between June 30, 2014 and December 31, 2013:

	June 30,	December 31,	$	%
	2014	2013	Change	Change
Working Capital (deficit)	(10,553,088)	(21,994,223)	11,441,135	52.0%
Cash	194,677	46,234	148,443	Over 100%
Total Current Assets	510,665	496,512	14,153	2.9%
Total Assets	550,931	502,972	47,959	(9.5%)
Accounts payable and accrued liabilities	218,201	248,822	(30,621)	(12.3%)
Loan from officer	14,004	17,021	(3,017)	(17.7%)
Notes payable to related party	55,980	57,480	(1,500)	(2.6)%
Convertible notes payable	699,295	261,945	437,350	Over 100%
Total current liabilities	11,063,753	22,490,735	(11,426,982)	(50.8%)
Total liabilities	11,063,753	22,490,735	(11,426,982)	(50.8%)

At June 30, 2014, our working capital deficit decreased when compared to December 31, 2013, primarily as a result of a decrease of $11,829,462 in derivative liability from the convertible notes issued.

Operating activities

Net cash used for continuing operating activities during the six months ended June 30, 2014 was $435,510. Non-cash items totaled approximately $2,094,867 which included the following:

• • •

$157,858 of stock for services representing the value of shares issued to consultants for services rendered to the Company

$127,900 of convertible notes payable issued for consulting services

$1,689,122 in derivative expense

•	$394 in depreciation and amortization
•	$9,423 increase in revenues from available-for-sale securities revenues
•	$3,602 increase in accounts receivable
•	$5,506 increase in interest receivable
• •	$246 increase in deferred revenues $3,402 increase in loans to related parties
•	$13,017 decrease in accounts payable and accrued expenses
•	$14,698 increase in accounts payable to related parties
•	$22,195 increase in accrued interest

Net cash used for continuing operating activities during the six months ended June 30, 2013 was $391,185. Non-cash items totaled approximately $798,885 which included the following:

• •	$193,492 of stock for services representing the value of shares issued to consultants for services rendered to the Company $621,935 increase in derivative expense
•	$298,745 cancelation of loan receivable to Iconosys per Master Purchase Agreement
•	$394 of depreciation and amortization
•	$262 increase in prepaids from stock issued to consultants for future services
•	$2,350 increase in interest receivable
•	$163,562 decrease in loan receivable to related party
•	$77,068 increase in accounts payable and accrued expenses
•	$14,721 increase in accounts payable to related parties
•	$454 increase in accrued interest

Financing activities

We have financed our operations primarily from debt or the issuance of equity instruments. For the six months ended June 30, 2014, net cash flows provided from financing activities was $583,953 which consisted of $3,107 in payments on officer loans and $593,721 in proceeds from convertible notes.

For the six months ended June 30, 2013, net cash flows provided from financing activities was $212,971, which consisted of $180,875 in proceeds from the sale of stock, $119,800 in proceeds from convertible notes and $87,704 in payments on officer loan.

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

Going Concern

Going Concern - The Company has recognized an accumulated deficit since inception (February 23, 2007) through June 30, 2014 of $31,158,456. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. The financial statements have been prepared assuming the Company will continue to operate as a going concern which contemplates the realization of assets and the settlement of liabilities in the normal course of business. No adjustment has been made to the recorded amount of assets or the recorded amount or classification of liabilities which would be required if the Company were unable to continue its operations. (See Financial Footnote 2).

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

Employment agreements

On August 1, 2011, the Company’s wholly owned subsidiary, Ad Shark, entered into an employment agreement with its President Wayne Irving. The term of employment shall be three (3) years, commencing on the August 1, 2011 and terminating on July 31, 2014, or at a later mutually agreeable date. Salary compensation is to be paid at the rate of $88,500 annually, payable on a monthly basis. On the anniversary of employment, this rate will increase 5% annually. Monster Arts, Inc. absorbed the employment agreement when Ad Shark was dissolved in early 2014. As of June 30, 2014 and December 31, 2013, the Company had accrued wages of $178,937 and $155,706, respectively which are included in accounts payable and accrued expenses balance.

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
  provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and our Board of Directors; and
  provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

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

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2013. In making its assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on its assessment, management has concluded that we had certain control deficiencies described below that constituted material weaknesses in our internal controls over financial reporting. As a result, our internal control over financial reporting was not effective as of June 30, 2014.

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

We do not believe the material weaknesses described above caused any meaningful or significant misreporting of our financial condition and results of operations for the quarter ended June 30, 2014. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

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

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

None not previously disclosed

Item 3 - Defaults Upon Senior Securities

None.

Item 4 - Mine Safety Disclosure

None.

Item 5 - Other Information

None.

Item 6 - Exhibits

Exhibit	Exhibit Description
31	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Definition

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Monster Arts, Inc. Registrant

August 19, 2014	By: /s/ Wayne Irving II
Wayne Irving II Chief Executive Officer and Director (Principal Executive Officer)

