Form 10-Q
period 2014-09-30
Monster Arts Inc.
filed 2014-11-19
CIK 1423746

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [   ] No [X]

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

As of November 19, 2014, the registrant’s outstanding common stock consisted of 2,098,307,174 shares, $0.001 par value. Authorized – 5,000,000,000 shares.

2

 Table of Contents

Monster Arts, Inc.

Index to Form 10-Q

For the Quarterly Period Ended September 30, 2014

MONSTER ARTS, INC.
(Formerly MONSTER OFFERS)
(A Development Stage Company)
BALANCE SHEETS

	(Unaudited)	(Audited)
	September 30,	December 31,
Assets:	2014	2013
Current Assets
Cash	$60,906	$46,234
Accounts receivable, net of allowance for doubtful
accounts of $1,250	8,775	4,173
Loan receivable to related party	287,130	290,532
Interest receivable to related party	23,282	15,577
Prepaid expenses	—	139,996
Total Current Assets	380,093	496,512

Fixed Assets
Property and equipment, net	—	460
Total Fixed Assets	—	460

Other Assets
Available-for-sale securities	10,689	6,000
Total Other Assets	10,689	6,000

Total Assets	$390,782	$502,972

Liabilities and Stockholders' Equity:
Current Liabilities
Accounts payable & accrued expenses	$22,814	$67,586
Accounts payable & accrued expenses to related parties	62,450	169,577
Accrued interest	50,274	11,659
Deferred revenues	28,805	18,359
Loan from officer	14,004	17,021
Notes payable	5,000	10,161
Notes payable to related party	26,980	57,480
Convertible notes payable, net of discounts	677,673	261,945
Derivative Liability	12,103,378	21,876,947
Total Liabilities	12,991,378	22,490,735

Stockholders' Equity:
Preferred stock, $.001 par value 80,000,000 shares
authorized, 0 shares issued and outstanding, respectively	—	—
Series A preferred stock, $.001 par value 20,000,000 shares authorized, 20,000,000 shares issued and outstanding, respectively	20,000	—
Common stock, $0.001 par value 5,000,000,000 shares authorized, 1,874,140,507 and 29,201,615 shares issued and
outstanding, respectively	1,874,140	29,202
Additional paid in capital	18,512,543	6,121,441
Stock payable	448,463	493,673
Accumulated Comprehensive Gain / (Loss)	8,437	(4,000)
Deficit accumulated during the development stage	(33,464,179)	(28,628,079)
Total stockholders' equity (deficit)	(12,600,596)	(21,987,763)

Total Liabilities and Stockholders' Equity	$390,782	$502,972

The accompanying notes are an integral part of these financial statements.

MONSTER ARTS, INC.
(Formerly MONSTER OFFERS)
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

					From Inception
	For the Three Months Ended		For the Nine Months Ended		(February 23, 2007) to
	September 30,		September 30,		September 30,
	2014	2013	2014	2013	2014

Commissions	$500	$—	$500	$13,750	$207,885
Commissions- related parties	—	12,773	—	12,773	337,717
License revenues	—	—	—	—	100,000
Services	23,425	4,369	120,888	7,869	132,599
Services- related party	—	—	1,227	3,200	79,815
	23,925	17,142	122,615	37,592	858,016

Cost of services	—	—	—	—	266,860

Gross Profit	23,925	17,142	122,615	37,592	591,156

Operating expenses:
General and administration	110,818	326,274	211,512	385,924	874,395
Consulting	64,714	69,651	684,970	384,335	2,715,917
Wages	19,347	46,926	100,180	147,494	537,478
Marketing and promotions	24,840	6,011	50,195	12,097	103,193
Depreciation and amortization	66	11,609	460	34,827	69,999
Professional fess	39,148	15,545	129,164	100,580	672,263
Total operating expenses	258,933	476,016	1,176,481	1,065,257	4,973,245

Income (Loss) from operations	(235,008)	(458,874)	(1,053,866)	(1,027,665)	(4,382,089)

Other income and (expenses):
Interest expense	(17,022)	—	(43,819)	(4,520)	(139,660)
Interest expense- derivative	(2,055,893)	(417,623)	(3,745,015)	(1,039,558)	(25,621,962)
Interest income	2,200	2,267	6,600	7,443	21,402
Financing expense	—	—	—	—	(160,987)
Loss on debt settlement	—	—	—	—	(2,700,000)
Debt forgiveness	—	—	—	—	10,552
Refund on expenses	—	—	—	—	34,000
Impairment expense	—	—	—	—	(525,435)
Total other income and (expenses)	(2,070,715)	(415,356)	(3,782,234)	(1,036,635)	(29,082,090)

Net loss before taxes	$(2,305,723)	$(874,230)	$(4,836,100)	$(2,064,300)	$(33,464,179)

Tax provisions	—	—	—	—	—

Net loss after taxes	$(2,305,723)	$(874,230)	$(4,836,100)	$(2,064,300)	$(33,464,179)

Other Comprehensive Income:
Gain (Loss) on Available-for-Sale Securities	(21,763)	—	12,437	—	8,437

Other Comprehensive Income (Loss)	$(2,327,486)	$(874,230)	$(4,823,663)	$(2,064,300)	$(33,455,742)

Basic & diluted loss per share	$(0.00)	$(0.13)	$(0.01)	(0.38)

Weighted average shares outstanding	1,018,565,308	6,851,981	944,320,887	5,393,171

The accompanying notes are an integral part of these financial statements.

MONSTER ARTS, INC.
(Formerly MONSTER OFFERS)
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

			From Inception
			(February 23, 2007) to
	For the Nine Months Ended September 30,		September 30,
	2014	2013	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss for the period	$(4,836,100)	$(2,064,300)	$(33,464,179)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Impairment loss	—	—	525,435
License revenues- non cash	—	—	(100,000)
Available-for-sale securities revenues	(15,423)	—	(18,473)
Non-cash compensation	—	—	8,400
Forgiveness of debt	—	—	(846)
Financing fees	—	—	160,987
Derivative expense	3,745,015	1,039,558	25,621,962
Stock for services	179,453	528,196	2,052,562
Stock options for services	—	—	134,291
Stock for note extension	—	—	15,000
Convertible note issued for consulting services	127,900	—	127,900
Bad debt	—	—	1,250
Discount on notes payable	12,500	—	27,500
Loss on debt settlement	—	30,000	2,700,000
Strategic alliance costs	—	—	45,878
Effect from share exchange	—	—	24,618
Master purchase agreement	—	(298,745)	(298,745)
Depreciation and amortization	460	34,827	77,804
Changes in Operated Assets and Liabilities:
(Increase) decrease in prepaids	139,996	(41,869)	139,996
(Increase) decrease in accounts receivable	(4,602)	(1,000)	(10,025)
Increase in interest receivable	(7,705)	(4,537)	(23,282)
Decrease in unamortized financing fees	—	—	(2,875)
Increase (decrease) in loan receivable to related party	3,402	165,758	293,934
Increase in unearned revenues	10,446	—	28,805
Increase (decrease) in accounts payable and accrued expenses	(44,772)	82,743	22,814
Increase in accounts payable to related parties	(19,627)	19,721	149,950
Increase (decrease) in accrued interest	38,615	(466)	50,274
Net cash (used) in operating activities	(670,442)	(510,114)	(1,709,065)

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft	—	1,904
Proceeds from sale of stock	—	168,875	515,845
Stock subscription payable	—	12,000	7,000
Proceeds from officer loan		14,565	119,290
Payments on officer loan	(3,107)	(102,269)	(105,376)
Proceeds from convertible notes	718,721	190,565	1,246,086
Payments on convertible notes	—	—	(6,000)
Proceeds from notes payable	—	—	10,161
Proceeds from notes payable to related party	—	45,000	—
Payments on notes payable to related party	(30,500)	—	(18,020)
Contributed Capital	—	—	985
Net Cash Provided by Financing Activities	685,114	330,640	1,769,971

Net (Decrease) Increase in Cash	14,672	(179,474)	60,906
Cash at Beginning of Period	46,234	182,820	—
Cash (Overdraft) at End of Period	$60,906	$3,346	$60,906

SUPPLEMENTAL DISCLOSURES:
Income Taxes Paid	$—	$—	$—
Interest Paid	$—	$—	$—

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Stock issued for purchase of license	$—	$—	$450,000
Stock issued for conversion of convertible notes payable	$279,088	$15,000	$839,495
Stock issued for debt settlement	$87,500	$—	$2,787,500
Increase in prepaid stock compensation	$—	$—	$257,419

The accompanying notes are an integral part of these financial statements.

Monster Arts, Inc.

(A Development Stage Company)

Notes to Financial Statements

September 30, 2014 and December 31, 2013

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

On April 25, 2014, the Company entered into a subscription agreement to buy 53,000 shares of common stock of Candor Homes Corporation, (“CH, Inc.”) for $10,000 which represents 53% of the equity interest in CH, Inc. As of September 30, 2014, there has been no activity with CH, Inc. and the Company has recorded accounts payable to related party balance of $10,000. The only two directors of CH, Inc. are our chief executive officer, Wayne Irving II and his sister. CH, Inc. is activity analyzing potential land investments in Central Iowa where new homes could be built.

On August 28, 2014, our Board of Directors and majority shareholders, approved a reverse stock split upon receipt of all necessary regulatory approvals and the passage of all necessary waiting periods. The reverse split would reduce the number of outstanding shares of our common stock at a ratio of 200 to 1 but have no effect on the number of authorized shares of Common Stock or Preferred Stock. As of the date of this filing, the Company is awaiting an effective date from FINRA.

 NOTE 2 - GOING CONCERN

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. Since inception (February 23, 2007) through September 30, 2014, the Company incurred an accumulated deficit during development stage of approximately $33,464,179. The Company's ability to continue as a going concern is contingent upon its ability to achieve and maintain profitable operations and its ability to raise additional capital as required.

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

Cash and Cash Equivalents

The Company considers all short-term investments with a maturity of three months or less at the date of purchase to be cash equivalents. As of September 30, 2014 and December 31, 2013, there are no cash equivalents.

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

At September 30, 2014, the Company had multiple convertible debentures outstanding that if-converted would result in approximately 6,015,996,741 new common shares being issued.

Accounts receivable

Accounts receivable are stated at the amount management expects to collect from balances outstanding at year end. Management provides for probable uncollectible amounts through a charge to earnings and a credit to an allowance based on its assessment of the current status of individual accounts. Balances that are still outstanding after management has used reasonable collection efforts are written off through a charge to the valuation allowance. As of September 30, 2014 and December 31, 2013, we have $10,025 and 5,423, respectively, in accounts receivable and $1,250 charged to allowance for doubtful accounts.

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

NOTE 4 – AVAILABLE FOR SALE SECURITIES

On November 1, 2013, the Company executed a joint venture agreement with Intelligent Living, Inc. (“ILIV”). You can read the full agreement in the registrant’s SEC Form 8-K filing on November 5, 2013. The Company will provide ILIV comprehensive and end-to-end turnkey business function through its development of smartphone and tablet apps. The Company’s revenue sharing will be 35% of gross payments from app sales from Google Play and 50% of gross payments from app sales through Amazon, Nook, iTunes, and others. The Company will be paid in the form of stock by ILIV which is a publically traded company trading on the OTCQB under the symbol “ILIV”. The Company will be paid 36,600,000 common shares of ILIV in quarterly installments over a period of 2 years from the date of the agreement. The Company has been paid an initial 10,000,000 common shares upon closing of the agreement which were valued at the closing price of ILIV stock on November 1, 2013 which was $0.001. This resulted in the Company recording an available-for-sale securities asset of $10,000. The available-for-sale securities asset was revalued at September 30, 2014 using the ILIV closing stock price of $0.0006 per share which resulted in the Company recording an unrealized loss on available-for-sale securities of $21,763 for the three months ended September 30, 2014. In the nine months ended September 30, 2014, the Company recorded $15,423 as revenues earned pursuant to the agreement.

NOTE 5 – PROPERTY & EQUIPMENT

Property and equipment consists of the following at September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013
Property and equipment, net	$2,364	$2,364
Less: accumulated depreciation	2,364	1,904
Property and equipment, net	$—	$460

The Company acquired the property and equipment through the share exchange agreement with Ad Shark, Inc. on November 9, 2012. Therefore the Company only recognized depreciation on the equipment after the share exchange date. Depreciation expense for the nine months ended September 30, 2014 and 2013 was $460.

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

In accordance with the terms and provisions of the Asset Purchase Agreement, the Company shall pay to Iconosys a purchase price of $250,000 as follows: (i) $50,000 of the Purchase Price shall be paid in cash with a cash payment of $5,000 and $45,000 to be satisfied with the issuance of a promissory note dated August 8, 2013, due August 7, 2014, and with annum interest of 4%. The remaining $200,000 of the purchase price shall be paid in stock through a stock purchase agreement dated August 8, 2013 whereby the Company will issue Iconosys 1,052,632 common shares with a fair market price of $.0.19 (based on the closing trading price of the Company's shares of common stock on the OTCQB as of August 8, 2013. As of September 30, 2014, the Company had a remaining balance of $13,730 on the $45,000 promissory note to Iconosys.

Being Iconosys is a related party to the Company, it was management’s decision to not record an intangible asset related to the asset purchase. As of September 30, 2014, the Company has not yet issued the 1,052,632 shares and has recorded them as a stock payable.

In the nine months ended September 30, 2014, the Company recognized $24,983 in services income relating to the TAVG asset. The Company also recorded deferred revenues of $28,805 relating to TAVG membership sales which will be recognized over the one year subscription term.

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

On July 10, 2013, the Company, entered into a Securities Purchase Agreement whereby the Company sold a Convertible Promissory Note to Asher Enterprises, Inc., a Delaware corporation, in the original principal amount of $37,500, and accruing interest at eight percent (8%) per annum. The Note is convertible into the Company’s common stock at a conversion price equal to fifty-five percent (55%) of the then-prevailing market price, beginning one hundred eighty (180) days from the date of the Note’s issuance. As of September 30, 2014, the entire principle balance of $37,500 was converted into 34,210,025 shares of common stock in the Company.

On September 12, 2013, the Company, entered into a Securities Purchase Agreement whereby the Company sold a Convertible Promissory Note to Asher Enterprises, Inc., a Delaware corporation, in the original principal amount of $32,500, and accruing interest at eight percent (8%) per annum. The Note is convertible into the Company’s common stock at a conversion price equal to fifty-five percent (55%) of the then-prevailing market price, beginning one hundred eighty (180) days from the date of the Note’s issuance. As of September 30, 2014, the entire principle balance of $32,500 was converted into 43,779,046 shares of common stock in the Company.

On December 23, 2013, the Company, entered into a Securities Purchase Agreement whereby the Company sold a Convertible Promissory Note to Asher Enterprises, Inc., a Delaware corporation, in the original principal amount of $60,000, and accruing interest at eight percent (8%) per annum. The Note is convertible into the Company’s common stock at a conversion price equal to fifty-five percent (55%) of the then-prevailing market price, beginning one hundred eighty (180) days from the date of the Note’s issuance. As of September 30, 2014, the entire principle balance of $60,000 was converted into 110,567,623 shares of common stock.

On February 14, 2014, the Company, entered into a Securities Purchase Agreement whereby the Company sold a Convertible Promissory Note to Asher Enterprises, Inc., a Delaware corporation, in the original principal amount of $22,500, and accruing interest at eight percent (8%) per annum. The Note is convertible into the Company’s common stock at a conversion price equal to fifty-five percent (55%) of the then-prevailing market price, beginning one hundred eighty (180) days from the date of the Note’s issuance. As of September 30, 2014, Asher has converted $19,310 of principle debt into 144,808,378 shares of common stock, leaving a balance remaining on the convertible note of $3,190.

In the nine months ended September 30, 2014, Asher converted $247,820 of convertible debt and $5,900 of accrued interest into 381,048,414 common shares of the Company. In the year ended December 31, 2013, Asher Enterprises converted $44,490 of convertible notes payable into 7,265,116 common shares.

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

Management calculates the conversion price to be $0.00114 using fifty percent of the arithmetic average of the individual daily VWAPs for any five trading days within the calculation period. Accordingly, Premier is entitled to receive 65,911,456 common shares of the Company as part of the settlement. In the nine months ended September 30, 2014, the Company issued 48,637,933 common shares to Premier pursuant to the court ordered settlement. As of September 30, 2014, the Company issued 58,637,933 shares of common stock to settle the court order with Premier.

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

On May 1, 2014, the Company entered into a Securities Purchase Agreement and convertible promissory note with Christopher Thompson in the amount of $15,000. The convertible promissory note has interest at 9.9% per annum, unsecured, and due May 1, 2015. The convertible note’s principle and accrued interest may at any time be converted into shares of the Company’s stock at a conversion rate equal to 60% of the lowest closing bid price in the ten days prior to conversion. As of September 30, 2014, there has been no debt converted on this note.

On May 27, 2014, Christopher Thompson assigned his $10,000 convertible note payable with accrued interest of $1,025 to WHC Capital, LLC. The original convertible note payable and securities purchase agreement is dated April 1, 2013,in the amount of $10,000 with interest of 9% per annum, unsecured, and due April 1, 2014.

On July 1, 2014, the Company entered into a convertible promissory note with Christopher Thompson in the amount of $15,000. The convertible promissory note has interest at 9.9% per annum, unsecured, and due July 1, 2015. The convertible note’s principle and accrued interest may at any time be converted into shares of the Company’s stock at a conversion rate equal to 60% of the lowest closing bid price in the ten days prior to conversion. As of September 30, 2014, there has been no debt converted on this note.

On September 2, 2014, the Company entered into a convertible promissory note with Christopher Thompson in the amount of $15,000. The convertible promissory note has interest at 9.9% per annum, unsecured, and due September 2, 2015. The convertible note’s principle and accrued interest may at any time be converted into shares of the Company’s stock at a conversion rate equal to 60% of the lowest closing bid price in the ten days prior to conversion. As of September 30, 2014, there has been no debt converted on this note.

On September 29, 2014, the Company entered into a convertible promissory note with Christopher Thompson in the amount of $30,000. The convertible promissory note has interest at 9.9% per annum, unsecured, and due September 29, 2015. The convertible note’s principle and accrued interest may at any time be converted into shares of the Company’s stock at a conversion rate equal to 60% of the lowest closing bid price in the ten days prior to conversion. As of September 30, 2014, there has been no debt converted on this note.

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

Charles Knoop

On July 9, 2013, the Company entered into a Securities Purchase Agreement with Charles Knoop for a $1,000 note payable due interest at 9% per annum, unsecured, and due July 9, 2014. The note is convertible into common shares of the Company at a conversion rate of $.095per share.

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

LG Capital Funding

On March 7, 2014, the Company entered into a convertible promissory note with LG Capital Funding, LLC for an amount of $32,000 with 8% per annum and a maturity date of March 7, 2015. The convertible note’s principle and accrued interest may at any time be converted into shares of the Company’s stock at a conversion rate equal to 60% of the lowest closing bid price in the fifteen days prior to conversion. As of September 30, 2014, there has been $15,000 of principle converted on this note.

On June 16, 2014, the Company entered into a convertible promissory note with LG Capital Funding, LLC for an amount of $42,000 with 8% per annum and a maturity date of June 16, 2015. The convertible note’s principle and accrued interest may at any time be converted into shares of the Company’s stock at a conversion rate equal to 55% of the lowest closing bid price in the fifteen days prior to conversion. As of September 30, 2014, there has been no debt converted on this note.

JMJ Financial

On March 15, 2014, the Company entered into a convertible promissory note with JMJ Financial for up to $500,000 with 0% for the first three months, then 12% per annum thereafter. The convertible note’s principle and accrued interest may at any time be converted into shares of the Company’s stock at a conversion rate equal to 60% of the lowest closing bid price in the twenty-five days prior to conversion. In March of 2014, the Company received $30,000 pursuant to the convertible promissory note with JMJ Financial. In June of 2014, the Company received an additional $30,000 pursuant to the convertible promissory note with JMJ Financial. In September of 2014, the Company received an additional $30,000 pursuant to the convertible promissory note with JMJ Financial. As of September 30, 2014, the Company has received only $90,000 pursuant to this convertible promissory note. As of September 30, 2014, JMJ Financial has converted $8,880 of principle into 148,000,000 shares leaving a balance due of $81,120.

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

As of September 30, 2014, as permitted by the court order and the Settlement Agreement and Stipulation, the Company has issued 590,000,000 shares to IBC LLC for the conversion of $137,000. The shares were issued free of any restrictions as permitted by Section 3(a)(10) of the Securities Act.

WHC Capital, LLC

On May 27, 2014, Christopher Thompson assigned his $10,000 convertible note payable with accrued interest of $1,025 to WHC Capital, LLC. The original convertible note payable and securities purchase agreement is dated April 1, 2013,in the amount of $10,000 with interest of 9% per annum, unsecured, and due April 1, 2014. As of September 30, 2014, there has been $10,000 of principle and $1,051 in accrued interest converted on this note leaving a remaining balance of $0.

On April 30, 2014, the Company entered into a convertible promissory note with WHC Capital, LLC in the amount of $22,000 , with interest of 12% per annum, unsecured, and due April 30, 2015. The convertible note’s principle and accrued interest may at any time be converted into shares of the Company’s stock at a conversion rate equal to 55% of the lowest closing bid price in the fifteen days prior to conversion. As of September 30, 2014, there has been $6,033 of principle converted on this note.

On July 11, 2014, the Company entered into a Securities Exchange and Settlement Agreement (SE&S) with WHC Capital, LLC (WHC, LLC), whereby WHC, LLC purchased $5,161 of note payables debt due to Jennifer Salwender pursuant to an Assignment of Debt Agreement. The convertible note’s principle and accrued interest may at any time be converted into shares of the Company’s stock at a conversion rate equal to 55% of the lowest closing bid price in the fifteen days prior to conversion. As of September 30, 2014, there has been no debt converted on this note.

Jennifer Salwender

On May 1, 2014, the Company entered into a convertible promissory note with Jennifer Salwender in the amount of $20,000 with 9.9% interest per annum and a maturity date of May 1, 2015. The convertible note’s principle and accrued interest may be converted into common shares of the Company’s after 180 days from the issuance date at a discount of 40% off the lowest closing traded price during the prior 10 trading days to a notice of conversion. As of September 30, 2014, there has been no debt converted on this note.

On June 14, 2014, the Company entered into a convertible promissory note with Jennifer Salwender in the amount of $20,000 with 9.9% interest per annum and a maturity date of June 14, 2015. The convertible note’s principle and accrued interest may be converted into common shares of the Company’s after 180 days from the issuance date at a discount of 40% off the lowest closing traded price during the prior 10 trading days to a notice of conversion. As of September 30, 2014, there has been no debt converted on this note.

ADAR BAYS, LLC

On May 2, 2014, the Company entered into a convertible promissory note with ADAR BAYS, LLC in an amount of $30,000 with 8% per annum and a maturity date of May 2, 2015. The convertible note’s principle and accrued interest may at any time be converted into shares of the Company’s stock at a conversion rate equal to 50% of the lowest closing bid price in the fifteen days prior to conversion. As of September 30, 2014, there has been no debt converted on this note.

Brent Denlinger

On April 16, 2014, the Company entered into a convertible promissory note with Brent Denlinger in an amount of $15,000 with 9.9% per annum and a maturity date of April 16, 2015. The convertible note’s principle and accrued interest may at any time be converted into shares of the Company’s stock at a conversion rate equal to 60% of the lowest closing bid price in the ten days prior to conversion. As of September 30, 2014, there has been no debt converted on this note.

KBM Worldwide, Inc.

On June 13, 2014, the Company entered into a convertible promissory note with KBM Worldwide, Inc. in an amount of $63,000 with 8% per annum and a maturity date of March 17, 2015. The convertible note’s principle and accrued interest may at any time be converted into shares of the Company’s stock at a conversion rate equal to 55% of the lowest closing bid price in the ten days prior to conversion. As of September 30, 2014, there has been no debt converted on this note.

Jessie Redmayne

On April 4, 2014, the Company entered into a convertible promissory note with Jessie Redmayne in an amount of $5,000 with 9.9% per annum and a maturity date of April 4, 2015. The convertible note’s principle and accrued interest may at any time be converted into shares of the Company’s stock at a conversion rate equal to 60% of the lowest closing bid price in the ten days prior to conversion. As of September 30, 2014, there has been no debt converted on this note.

Anubis Capital Partners

On April 1, 2014, the Company executed a convertible promissory note with Anubis Capital Partners in the amount of $127,900 with interest of 10% per annum and a maturity date of April 1, 2015. The convertible promissory note was executed in return for consulting services provided to the Company. The convertible note’s principle and accrued interest may at any time be converted into shares of the Company’s stock at a conversion rate equal to 50% of the lowest closing bid price in the twenty days prior to conversion. On June 27, 2014, Anubis Capital Partners entered into a purchase and assumption agreement with Beaufort Capital Partners, LLC whereby the Anubis Capital Partners assigned the entire note balance of $127,900 to Beaufort Capital Partners, LLC. As of September 30, 2014, Anubis Capital Partners has only assigned $63,950 to Beaufort Capital Partners LLC. As of September 30, 2014, there has been no debt converted on this note.

Beaufort Capital Partners, LLC

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

On June 27, 2014, Beaufort Capital Partners, LLC (“Beaufort”) entered into a purchase and assumption agreement whereby Beaufort would purchase and assume a convertible promissory note originally issued to Anubis Capital Partners on April 1, 2014 in the amount of $127,900 with interest of 10% per annum and a maturity date of April 1, 2015. The convertible note’s principle and accrued interest may at any time be converted into shares of the Company’s stock at a conversion rate equal to 50% of the lowest closing bid price in the twenty days prior to conversion. As of September 30, 2014, Beaufort has only purchased $63,950 of the convertible note from Anubis Capital Partners. As of September 30, 2014, there has been no debt converted on this note.

Sojourn Investments, LP

On July 14, 2014, the Company entered into a Debt Purchase Agreement with Sojourn Investments, LP whereby the Company issued an aggregate principle amount of $37,500 in convertible debt for a purchase price of $25,000. The convertible note has interest of 12% per annum and is convertible into common shares of the Company at a conversion rate of 50% off the lowest trading market price for 20 days prior to conversion. As of September 30, 2014, there has been no debt converted on this note.

The following table summarizes the total outstanding principle on convertible notes payable:

	September 30, 2014	December 31, 2013

Convertible Notes Payable- Asher Enterprises, Inc.	$3,190	$228,510
Convertible Notes Payable - Tangier Investors, LLP	—	—
Convertible Note Payable- Premier Venture Partners LLC	—	17,370
Convertible Note Payable- Dennis Pieczarka	2,500	2,500
Convertible Note payable - Christopher Thompson	75,000	10,000
Convertible Note payable - James Ault	2,565	2,565
Convertible Note payable - Charles Knoop	1,000	1,000
Convertible Note payable - LG Capital Funding	59,000	—
Convertible Note payable - JMJ Financial	81,120	—
Convertible Note payable - IBC Funds, LLC	71,321	—
Convertible Note payable - WHC Capital, LLC	21,077	—
Convertible Note payable - ADAR BAYS, LLC	30,000	—
Convertible Note payable - Brent Delinger	15,000	—
Convertible Note payable - Jessie Redmayne	10,000	—
Convertible Note payable - Jennifer Salwender	40,000	—
Convertible Note payable - Anibus Capital Partners	63,950	—
Convertible Note payable - Beaufort Capital Partners, LLC	113,950	—
Convertible Note payable - KBM Worldwide	63,000	—
Convertible Note payable - Sojourn Investments, LP	37,500	—
Less: Discounts on Notes Payable	(12,500)	—
Total	$677,673	$261,945

The accrued interest on convertible notes payable at September 30, 2014 and December 31, 2013 was $50,274 and 11,695, respectively.

Derivative liability

The conversion feature included in our outstanding convertible promissory notes constitute a derivative and have been bifurcated from the note and recorded as a derivative liability, with a corresponding discount recorded to the associated debt on the accompany balance sheet, and revalued to fair market value at each reporting period. At September 30, 2014 and December 31, 2013, the Company had $12,103,378 and $21,876,947 in derivative liability pertaining to the outstanding convertible notes. The Company calculates the derivative liability using the Black Scholes Model which takes into consideration the stock price on the grant date, exercise price with discount to market conversion rate, stock volatility, expected life of the note, risk-free rate, annual rate of quarterly dividends, call option value and put option value.

The following is the range of variables used in revaluing the derivative liabilities at September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013
Annual dividend yield	0	0
Expected life (years) of	0.01 – .1	0.01 – .75
Risk-free interest rate	10%	10%
Expected volatility	422.7%	310.9%

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

On August 8, 2014, our Board of Directors and majority shareholders, approved an amendment to the Company's Articles to increase the shares of blank check preferred stock, $0.001 par value per share, from 20,000,000 to 100,000,000 shares (the "Preferred Stock”).

Issuance of Preferred Stock

The Company has 20,000,000 Series A preferred shares issued and outstanding as of September 30, 2014 all of which were issued to the Company’s chief executive officer, Wayne Irving II, for services rendered.

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

In the nine months ended September 30, 2014, the Company issued 1,661,125,225 common shares of which 381,048,414 were issued to Asher Enterprises, Inc. for the conversion of $247,820 and $5,900 of accrued interest, 58,637,933 shares were issued to Premier Venture Partners, LLC pursuant to the court ordered settlement, 590,000,000 shares to IBC, LLC for the conversion of $81,000, 350,000,000 shares to our chief executive officer, Wayne Irving, for the reduction of $87,500 in accrued payroll liability, 40,608,172 shares to WHC Capital, LLC for the conversion of $17,084 in convertible dent, 24,998,879 shares were issued to Ad Shark, Inc. shareholders for the conversion of their Ad Shark, Inc. shares at a ratio of 4.38 Ad Shark shares to Monster Arts Inc. shares and 89,055,110 shares were to consultants for services by September 30, 2014. The Company valued the 89,055,110 shares to consultants at the closing share price on the date of issuance which resulted in the Company recording a non-cash consulting expense of $179,453.

NOTE 9 – CONTINGENCY AGREEMENTS

Master Purchase Agreement with Iconosys

On March 4, 2013, the Company and Iconosys, a privately held corporation, which shares an officer with the Company, entered into a Master Purchase Agreements in order for the Company to purchase, and for Iconosys to sell, certain intellectual property assets, including, without limitation, domain names, trademarks, smart phone apps. In addition, the Company received 15,046,078 shares of Iconosys common stock, $0.001 par value, as consideration for the cancellation of $295,862 in advances to Iconosys and $2,884 in accrued interest receivable. The Iconosys stock received accounts for approximately 10% of the 150,460,781 shares of Iconosys issued and outstanding as of September 30, 2014. Since this agreement was between related parties, being the two company’s share an officer, the Company did not record an asset for the excess consideration received but recorded the debit to additional paid in capital.

Management Service Agreement with Iconosys

On July 16, 2013, the Company executed a management service agreement with a subdivision of Iconosys called Text Kills. Iconosys shares an officer with the Company. The Company will provide service and management support for Text Kills events which includes but is not limited to raising awareness, public education campaigns, and managing the Text Kills tour bus. In the nine months ended September 30, 2014 and in the year ended December 31, 2013 the Company recognized $250 and $5,387 in commission revenues from related parties relating to Text Kills.

Joint Venture agreement with Intelligent Living Inc.

On November 1, 2013, the Company executed a joint venture agreement with Intelligent Living, Inc. (“ILIV”). You can read the full agreement in the registrant’s SEC Form 8-K filing on November 5, 2013. The Company will provide ILIV comprehensive and end-to-end turnkey business function through its development of smartphone and tablet apps. The Company’s revenue sharing will be 35% of gross payments from app sales from Google Play and 50% of gross payments from app sales through Amazon, Nook, iTunes, and others. The Company will be paid in the form of stock by ILIV which is a publically traded company trading on the OTCQB under the symbol “ILIV”. The Company will be paid 36,600,000 common shares of ILIV in quarterly installments over a period of 2 years from the date of the agreement. The Company has been paid an initial 10,000,000 common shares upon closing of the agreement which were valued at the closing price of ILIV stock on November 1, 2013 which was $0.001. This resulted in the Company recording an available-for-sale securities asset of $10,000. The available-for-sale securities asset was revalued at September 30, 2014 using the closing price of ILIV of $0.0006 per share which resulted in the Company recording an unrealized gain on available-for-sale securities of $12,437.

Employment Agreement with Chief Executive Officer, Wayne Irving

On August 1, 2011, the Company’s wholly owned subsidiary, Ad Shark, entered into an employment agreement with its President Wayne Irving. The term of employment shall be three (3) years, commencing on the August 1, 2011 and terminating on July 31, 2014, or at a later mutually agreeable date. Salary compensation is to be paid at the rate of $88,500 annually, payable on a monthly basis. On the anniversary of employment, this rate will increase 5% annually. Monster Arts, Inc. absorbed the employment agreement when Ad Shark was dissolved in early 2014. As of September 30, 2014 and December 31, 2013, the Company had accrued wages of $48,607 and $155,706, respectively which are included in accounts payable and accrued expenses to related party balance. In the nine months ended September 30, 2014, the Company entered into a debt settlement agreement with its chief executive officer, Wayne Irving, whereby the Company issued 350,000,000 shares of common stock for the reduction of $87,500 in accrued payroll liability.

Consulting Agreement with Mind Solutions, Inc.

On February 19, 2014, the Company entered into a consulting agreement with Mind Solutions, Inc., whereby Mind Solutions, Inc. will provide the Company with thought controlled software development services over a one year term. The Company will pay Mind Solutions, Inc. four quarterly payments of $50,000 in restricted common stock of the Company. In the nine months ended September 30, 2014, the Company issued 39,583,333 shares of common stock.

NOTE 10 – RELATED PARTY TRANSACTIONS

Issuance of Preferred Stock

The Company has 20,000,000 Series A preferred shares issued and outstanding as of September 30, 2014 which were issued to the Company’s chief executive officer, Wayne Irving II, for services rendered.

Debt Settlement Agreement Chief Executive Officer

On June 15, 2014, the Company entered into a debt settlement agreement with its chief executive officer, Wayne Irving, whereby the Company issued 100,000,000 shares of common stock for the reduction of $25,000 in accrued payroll liability.

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

Equity interest in Candor Homes Corporation

On April 25, 2014, the Company entered into a subscription agreement to buy 53,000 shares of common stock of Candor Homes Corporation, (“CH, Inc.”) for $10,000 which represents 53% of the equity interest in CH, Inc. As of September 30, 2014, there has been no activity with CH, Inc. and the Company has recorded accounts payable to related party balance of $10,000. The only two directors of CH, Inc. are our chief executive officer, Wayne Irving II and his sister. CH, Inc. is activity analyzing potential land investments in Central Iowa where new homes could be built.

Asset Purchase Agreement with Iconosys for TAVG

The Company approved the execution of certain asset purchase and domain name, web site content and trademark assignment agreement dated August 8, 2013 with Iconosys, Inc., a private California corporation which shares an officer with the Company.

Management Service Agreement with Iconosys

On July 16, 2013, the Company executed a management service agreement with a subdivision of Iconosys called Text Kills. Iconosys shares an officer with the Company. The Company will provide service and management support for Text Kills events which includes but is not limited to raising awareness, public education campaigns, and managing the Text Kills tour bus. In the nine months ended September 30, 2014 and for the year ended December 31, 2013 the Company recognized $250 and $5,387 of commission revenues from related parties relating to Text Kills.

Notes Payable to Related Parties

In 2012, the Company had certain debts paid directly by Iconosys, a private California corporation which shares an officer with the Company. The amounts paid on behalf of the Company totaled $13,250 as of September 30, 2014 and December 31, 2013. They were recorded as a note payable to related party. The note payable has terms of 0% interest and is payable on demand.

Pursuant to the asset purchase agreement with Iconosys executed on August 8, 2013, further described in Note 6, the Company issued a promissory note to Iconosys in the amount of $45,000, due August 7, 2014, with annum interest of 4%. As of September 30, 2014, there remains a balance of $13,730.

At September 30, 2014 and December 31, 2013, the Company had notes payable to related parties balance of $26,980 and $57,480.

Loan receivable to related party

The Company’s subsidiary, Ad Shark Inc., has a $300,000 line of credit agreement with Iconosys. The line of credit agreement has terms of 4%, payable on demand. Iconosys is a private California corporation which shares an officer with the Company. Mr. Irving was appointed CFO in May of 2012 and then appointed CEO in late 2012. Iconosys was at one time the parent company to Ad Shark, Inc. At September 30, 2014 and December 31, 2013, the total loan receivable balance advanced to Iconosys is $313,333 and $290,532, respectively. At September 30, 2014 and December 31, 2013, the accrued interest receivable to related party balance was $23,282 and $15,577, respectively.

Employment Agreement with Chief Executive Officer, Wayne Irving

On August 1, 2011, the Company’s wholly owned subsidiary, Ad Shark, entered into an employment agreement with its President Wayne Irving. The term of employment shall be three (3) years, commencing on the August 1, 2011 and terminating on July 31, 2014, or at a later mutually agreeable date. Salary compensation is to be paid at the rate of $88,500 annually, payable on a monthly basis. On the anniversary of employment, this rate will increase 5% annually. Monster Arts, Inc. absorbed the employment agreement when Ad Shark was dissolved in early 2014. As of September 30, 2014 and December 31, 2013, the Company had accrued wages of $48,607 and $155,706, respectively which are included in accounts payable and accrued expenses to related party balance.

Employment Agreement with Chief Financial Officer, Tisha Lawton

In August of 2014, the Company appointed Tisha Lawton as the Secretary, Treasurer and Chief Financial Officer of the Company. The Company will pay Mrs. Lawton a yearly salary of $10,000. As additional compensation, Mrs Lawton will be paid 5,000,000 shares of restricted common stock per calendar quarter or the equivalent of $12,000, whichever is less.

Loan from Officer

The Company was loaned money by Wayne Irving, the chief executive officer of the Company, with 0% interest and payable on demand. At September 30, 2013 and December 31, 2013 the loan from officer balance was $14,004 and $17,021.

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

NOTE 11 - SUBSEQUENT EVENTS

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855 and has determined that other than mentioned below no other material subsequent events exist.

1.	From October 1, 2014 to the date of this filing, the Company issued 224,166,667 shares of common stock in the Company for the reduction of $12,950 in convertible debt from three unrelated third parties.

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

Amendment to Articles of Incorporation- Approval of Reverse Stock Split

On August 8, 2014, our Board of Directors and majority shareholders, approved a reverse stock split upon receipt of all necessary regulatory approvals and the passage of all necessary waiting periods. The reverse split would reduce the number of outstanding shares of our common stock at a ratio of 200 to 1 but have no effect on the number of authorized shares of Common Stock or Preferred Stock.

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

On July 10, 2013, the Company, entered into a Securities Purchase Agreement whereby the Company sold a Convertible Promissory Note to Asher Enterprises, Inc., a Delaware corporation, in the original principal amount of $37,500, and accruing interest at eight percent (8%) per annum. The Note is convertible into the Company’s common stock at a conversion price equal to fifty-five percent (55%) of the then-prevailing market price, beginning one hundred eighty (180) days from the date of the Note’s issuance. As of September 30, 2014, the entire principle balance of $37,500 was converted into 34,210,025 shares of common stock in the Company.

On September 12, 2013, the Company, entered into a Securities Purchase Agreement whereby the Company sold a Convertible Promissory Note to Asher Enterprises, Inc., a Delaware corporation, in the original principal amount of $32,500, and accruing interest at eight percent (8%) per annum. The Note is convertible into the Company’s common stock at a conversion price equal to fifty-five percent (55%) of the then-prevailing market price, beginning one hundred eighty (180) days from the date of the Note’s issuance. As of September 30, 2014, the entire principle balance of $32,500 was converted into 43,779,046 shares of common stock in the Company.

On December 23, 2013, the Company, entered into a Securities Purchase Agreement whereby the Company sold a Convertible Promissory Note to Asher Enterprises, Inc., a Delaware corporation, in the original principal amount of $60,000, and accruing interest at eight percent (8%) per annum. The Note is convertible into the Company’s common stock at a conversion price equal to fifty-five percent (55%) of the then-prevailing market price, beginning one hundred eighty (180) days from the date of the Note’s issuance. As of September 30, 2014, the entire principle balance of $60,000 was converted into 110,567,623 shares of common stock.

On February 14, 2014, the Company, entered into a Securities Purchase Agreement whereby the Company sold a Convertible Promissory Note to Asher Enterprises, Inc., a Delaware corporation, in the original principal amount of $22,500, and accruing interest at eight percent (8%) per annum. The Note is convertible into the Company’s common stock at a conversion price equal to fifty-five percent (55%) of the then-prevailing market price, beginning one hundred eighty (180) days from the date of the Note’s issuance. As of September 30, 2014, Asher has converted $19,310 of principle debt into 144,808,378 shares of common stock, leaving a balance remaining on the convertible note of $3,190.

In the nine months ended September 30, 2014, Asher converted $247,820 of convertible debt and $5,900 of accrued interest into 381,048,414 common shares of the Company. In the year ended December 31, 2013, Asher Enterprises converted $44,490 of convertible notes payable into 7,265,116 common shares.

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

Management calculates the conversion price to be $0.00114 using fifty percent of the arithmetic average of the individual daily VWAPs for any five trading days within the calculation period. Accordingly, Premier is entitled to receive 65,911,456 common shares of the Company as part of the settlement. In the nine months ended September 30, 2014, the Company issued 48,637,933 common shares to Premier pursuant to the court ordered settlement. As of September 30, 2014, the Company issued 58,637,933 shares of common stock to settle the court order with Premier.

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

On May 1, 2014, the Company entered into a Securities Purchase Agreement and convertible promissory note with Christopher Thompson in the amount of $15,000. The convertible promissory note has interest at 9.9% per annum, unsecured, and due May 1, 2015. The convertible note’s principle and accrued interest may at any time be converted into shares of the Company’s stock at a conversion rate equal to 60% of the lowest closing bid price in the ten days prior to conversion. As of September 30, 2014, there has been no debt converted on this note.

On May 27, 2014, Christopher Thompson assigned his $10,000 convertible note payable with accrued interest of $1,025 to WHC Capital, LLC. The original convertible note payable and securities purchase agreement is dated April 1, 2013,in the amount of $10,000 with interest of 9% per annum, unsecured, and due April 1, 2014.

On July 1, 2014, the Company entered into a convertible promissory note with Christopher Thompson in the amount of $15,000. The convertible promissory note has interest at 9.9% per annum, unsecured, and due July 1, 2015. The convertible note’s principle and accrued interest may at any time be converted into shares of the Company’s stock at a conversion rate equal to 60% of the lowest closing bid price in the ten days prior to conversion. As of September 30, 2014, there has been no debt converted on this note.

On September 2, 2014, the Company entered into a convertible promissory note with Christopher Thompson in the amount of $15,000. The convertible promissory note has interest at 9.9% per annum, unsecured, and due September 2, 2015. The convertible note’s principle and accrued interest may at any time be converted into shares of the Company’s stock at a conversion rate equal to 60% of the lowest closing bid price in the ten days prior to conversion. As of September 30, 2014, there has been no debt converted on this note.

On September 29, 2014, the Company entered into a convertible promissory note with Christopher Thompson in the amount of $30,000. The convertible promissory note has interest at 9.9% per annum, unsecured, and due September 29, 2015. The convertible note’s principle and accrued interest may at any time be converted into shares of the Company’s stock at a conversion rate equal to 60% of the lowest closing bid price in the ten days prior to conversion. As of September 30, 2014, there has been no debt converted on this note.

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

LG Capital Funding

On March 7, 2014, the Company entered into a convertible promissory note with LG Capital Funding, LLC for an amount of $32,000 with 8% per annum and a maturity date of March 7, 2015. The convertible note’s principle and accrued interest may at any time be converted into shares of the Company’s stock at a conversion rate equal to 60% of the lowest closing bid price in the fifteen days prior to conversion. As of September 30, 2014, there has been $15,000 of principle converted on this note.

On June 16, 2014, the Company entered into a convertible promissory note with LG Capital Funding, LLC for an amount of $42,000 with 8% per annum and a maturity date of June 16, 2015. The convertible note’s principle and accrued interest may at any time be converted into shares of the Company’s stock at a conversion rate equal to 55% of the lowest closing bid price in the fifteen days prior to conversion. As of September 30, 2014, there has been no debt converted on this note.

JMJ Financial

On March 15, 2014, the Company entered into a convertible promissory note with JMJ Financial for up to $500,000 with 0% for the first three months, then 12% per annum thereafter. The convertible note’s principle and accrued interest may at any time be converted into shares of the Company’s stock at a conversion rate equal to 60% of the lowest closing bid price in the twenty-five days prior to conversion. In March of 2014, the Company received $30,000 pursuant to the convertible promissory note with JMJ Financial. In June of 2014, the Company received an additional $30,000 pursuant to the convertible promissory note with JMJ Financial. In September of 2014, the Company received an additional $30,000 pursuant to the convertible promissory note with JMJ Financial. As of September 30, 2014, the Company has received only $90,000 pursuant to this convertible promissory note. As of September 30, 2014, JMJ Financial has converted $8,880 of principle into 148,000,000 shares leaving a balance due of $81,120.

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

As of September 30, 2014, as permitted by the court order and the Settlement Agreement and Stipulation, the Company has issued 590,000,000 shares to IBC LLC for the conversion of $137,000. The shares were issued free of any restrictions as permitted by Section 3(a)(10) of the Securities Act.

WHC Capital, LLC

On May 27, 2014, Christopher Thompson assigned his $10,000 convertible note payable with accrued interest of $1,025 to WHC Capital, LLC. The original convertible note payable and securities purchase agreement is dated April 1, 2013,in the amount of $10,000 with interest of 9% per annum, unsecured, and due April 1, 2014. As of September 30, 2014, there has been $10,000 of principle and $1,051 in accrued interest converted on this note leaving a remaining balance of $0.

On April 30, 2014, the Company entered into a convertible promissory note with WHC Capital, LLC in the amount of $220,000, with interest of 12% per annum, unsecured, and due April 30, 2015. The convertible note’s principle and accrued interest may at any time be converted into shares of the Company’s stock at a conversion rate equal to 55% of the lowest closing bid price in the fifteen days prior to conversion. As of September 30, 2014, there has been $6,033 of principle converted on this note.

On July 11, 2014, the Company entered into a Securities Exchange and Settlement Agreement (SE&S) with WHC Capital, LLC (WHC, LLC), whereby WHC, LLC purchased $5,161 of note payables debt due to Jennifer Salwender pursuant to an Assignment of Debt Agreement. The convertible note’s principle and accrued interest may at any time be converted into shares of the Company’s stock at a conversion rate equal to 55% of the lowest closing bid price in the fifteen days prior to conversion. As of September 30, 2014, there has been no debt converted on this note.

Jennifer Salwender

On May 1, 2014, the Company entered into a convertible promissory note with Jennifer Salwender in the amount of $20,000 with 9.9% interest per annum and a maturity date of May 1, 2015. The convertible note’s principle and accrued interest may be converted into common shares of the Company’s after 180 days from the issuance date at a discount of 40% off the lowest closing traded price during the prior 10 trading days to a notice of conversion. As of September 30, 2014, there has been no debt converted on this note.

On June 14, 2014, the Company entered into a convertible promissory note with Jennifer Salwender in the amount of $20,000 with 9.9% interest per annum and a maturity date of June 14, 2015. The convertible note’s principle and accrued interest may be converted into common shares of the Company’s after 180 days from the issuance date at a discount of 40% off the lowest closing traded price during the prior 10 trading days to a notice of conversion. As of September 30, 2014, there has been no debt converted on this note.

ADAR BAYS, LLC

On May 2, 2014, the Company entered into a convertible promissory note with ADAR BAYS, LLC in an amount of $30,000 with 8% per annum and a maturity date of May 2, 2015. The convertible note’s principle and accrued interest may at any time be converted into shares of the Company’s stock at a conversion rate equal to 50% of the lowest closing bid price in the fifteen days prior to conversion. As of September 30, 2014, there has been no debt converted on this note.

Brent Denlinger

On April 16, 2014, the Company entered into a convertible promissory note with Brent Denlinger in an amount of $15,000 with 9.9% per annum and a maturity date of April 16, 2015. The convertible note’s principle and accrued interest may at any time be converted into shares of the Company’s stock at a conversion rate equal to 60% of the lowest closing bid price in the ten days prior to conversion. As of September 30, 2014, there has been no debt converted on this note.

KBM Worldwide, Inc.

On June 13, 2014, the Company entered into a convertible promissory note with KBM Worldwide, Inc. in an amount of $63,000 with 8% per annum and a maturity date of March 17, 2015. The convertible note’s principle and accrued interest may at any time be converted into shares of the Company’s stock at a conversion rate equal to 55% of the lowest closing bid price in the ten days prior to conversion. As of September 30, 2014, there has been no debt converted on this note.

Jessie Redmayne

On April 4, 2014, the Company entered into a convertible promissory note with Jessie Redmayne in an amount of $5,000 with 9.9% per annum and a maturity date of April 4, 2015. The convertible note’s principle and accrued interest may at any time be converted into shares of the Company’s stock at a conversion rate equal to 60% of the lowest closing bid price in the ten days prior to conversion. As of September 30, 2014, there has been no debt converted on this note.

Anubis Capital Partners

On April 1, 2014, the Company executed a convertible promissory note with Anubis Capital Partners in the amount of $127,900 with interest of 10% per annum and a maturity date of April 1, 2015. The convertible promissory note was executed in return for consulting services provided to the Company. The convertible note’s principle and accrued interest may at any time be converted into shares of the Company’s stock at a conversion rate equal to 50% of the lowest closing bid price in the twenty days prior to conversion. On June 27, 2014, Anubis Capital Partners entered into a purchase and assumption agreement with Beaufort Capital Partners, LLC whereby the Anubis Capital Partners assigned the entire note balance of $127,900 to Beaufort Capital Partners, LLC. As of September 30, 2014, Anubis Capital Partners has only assigned $63,950 to Beaufort Capital Partners LLC. As of September 30, 2014, there has been no debt converted on this note.

Beaufort Capital Partners, LLC

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

On June 27, 2014, Beaufort Capital Partners, LLC (“Beaufort”) entered into a purchase and assumption agreement whereby Beaufort would purchase and assume a convertible promissory note originally issued to Anubis Capital Partners on April 1, 2014 in the amount of $127,900 with interest of 10% per annum and a maturity date of April 1, 2015. The convertible note’s principle and accrued interest may at any time be converted into shares of the Company’s stock at a conversion rate equal to 50% of the lowest closing bid price in the twenty days prior to conversion. As of September 30, 2014, Beaufort has only purchased $63,950 of the convertible note from Anubis Capital Partners. As of September 30, 2014, there has been no debt converted on this note.

Sojourn Investments, LP

On July 14, 2014, the Company entered into a Debt Purchase Agreement with Sojourn Investments, LP whereby the Company issued an aggregate principle amount of $37,500 in convertible debt for a purchase price of $25,000. The convertible note has interest of 12% per annum and is convertible into common shares of the Company at a conversion rate of 50% off the lowest trading market price for 20 days prior to conversion. As of September 30, 2014, there has been no debt converted on this note.

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

Results of Operations for the Three Month Ended September 30, 2014 and 2013

Revenues

During the three month ended September 30, 2014 and 2013, the Company generated $23,925 in revenues as compared to $17,142 for the three months ended September 30, 2013. To date, the Company has earned minimal revenues through their mobile application services. There can be no assurances that the Company can be profitable in the future.

Operating Expenses

During the three month ended September 30, 2014, the Company incurred operating expenses of $258,933 as compared to operating expenses of $476,016 incurred during the three month ended September 30, 2013. Operating expenses for the three month ended September 30, 2014 decreased by $217,083 compared to the prior year three months ended. The decrease was due to the following:

Consulting expenses decreased by $4,937 to $64,714 from $69,651 for the three months ended September 30, 2014 and 2013, respectively, primarily due to the issuance of stock for consulting services.

Salaries and wages decreased by $27,579 to $19,347 from $46,926 for the three months ended September 30, 2014 and 2013, respectively, primarily due to the Company’s merger with Ad Shark and taking over the payroll of Ad Sharks officers and directors.

Professional fees increased by $23,603, to $39,148 from $15,545 for the three months ended September 30, 2014 and 2013, respectively, primarily due to increase in legal fees due the reverse merger and increase in authorized shares.

Therefore, during the three month period ended September 30, 2014, the Company incurred a loss from operations of $235,008 as compared to a loss from operations of $458,874 during the three month period ended September 30, 2013.

During the three month ended September 30, 2014, the Company further incurred: (i) interest income of $2,200 (2013: $2,267); (ii) interest expense of $17,022 (2013: $-0-); (iii) interest expense-derivative of $2,055,893 (2013: $417,623).

As a result of the above, the Company incurred a net loss of $2,305,723 and of $874,230 for the three month ended September 30, 2014 and 2013, respectively.

Results of Operations for the Nine Month Ended September 30, 2014 and 2013

Revenues

During the nine month ended September 30, 2014 and 2013, the Company generated $122,615 in revenues as compared to $37,592 for the nine months ended September 30, 2013. To date, the Company has earned minimal revenues through their mobile application services. There can be no assurances that the Company can be profitable in the future.

Operating Expenses

During the nine month ended September 30, 2014, the Company incurred operating expenses of $1,176,481 as compared to operating expenses of $1,065,257 incurred during the three month ended September 30, 2013. Operating expenses for the nine month ended September 30, 2014 increased by $111,224 compared to the prior year nine months ended. The increase was due to the following:

Consulting expenses increased by $300,635 to $684,970 from $384,335 for the nine months ended September 30, 2014 and 2013, respectively, primarily due to the issuance of stock for consulting services.

Salaries and wages decreased by $47,314 to $100,180 from $147,494 for the nine months ended September 30, 2014 and 2013, respectively, primarily due to the Company’s merger with Ad Shark and taking over the payroll of Ad Sharks officers and directors.

Professional fees increased by $28,584, to $129,164 from $100,580 for the nine months ended September 30, 2014 and 2013, respectively, primarily due to increase in legal fees due the reverse stock split and increase in authorized shares.

Therefore, during the nine month period ended September 30, 2014, the Company incurred a loss from operations of $1,053,866 as compared to a loss from operations of $1,027,665 during the nine month period ended September 30, 2013.

During the nine month ended September 30, 2014, the Company further incurred: (i) interest income of $6,600 (2013: $7,443); (ii) interest expense of $43,819 (2013: $4,520); (iii) interest expense-derivative of $3,745,015 (2013: 1,039,558).

As a result of the above, the Company incurred a net loss of $4,836,100 and of $2,064,300 for the nine month ended September 30, 2013, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate adequate amounts of cash to meet its needs for cash.  The following table provides certain selected balance sheet comparisons between September 30, 2014 and December 31, 2013:

	September 30,	December 31,	$	%
	2014	2013	Change	Change
Working Capital (deficit)	(12,611,285)	(21,994,223)	9,382,938	42.6%
Cash	60,906	46,234	14,672	31.7%
Total Current Assets	380,093	496,512	(116,419)	(23.4%)
Total Assets	390,782	502,972	(112,190)	(22.3%)
Accounts payable and accrued liabilities	135,538	248,822	(113,284)	(45.5%)
Loan from officer	14,004	17,021	(3,017)	(17.7%)
Notes payable to related party	26,980	57,480	(30,500)	(53.1%)
Convertible notes payable	677,673	261,945	415,728	Over 100%
Total current liabilities	12,991,378	22,490,735	(9,499,357)	(42.2%)
Total liabilities	12,991,378	22,490,735	(9,499,357)	(42.2%)

At September 30, 2014, our working capital deficit decreased when compared to December 31, 2013, primarily as a result of a decrease of $9,773,569 in derivative liability from the convertible notes issued.

Operating activities

Net cash used for continuing operating activities during the nine months ended September 30, 2014 was $670,442. Non-cash items totaled approximately $4,165,658 which included the following:

•	$179,453 of stock for services representing the value of shares issued to consultants for services rendered to the Company
•	$460 in depreciation and amortization
•	$15,423 increase in revenues from available-for-sale securities revenues
•	$4,602 increase in accounts receivable
•	$7,705 increase in interest receivable
• •	$10,446 increase in deferred revenues $3,745,015 increase in derivative interest
•	$44,772 increase in accounts payable and accrued expenses
•	$19,627 increase in accounts payable to related parties
•	$38,615 increase in accrued interest

Net cash used for continuing operating activities during the nine months ended September 30, 2013 was $510,114. Non-cash items totaled approximately $1,554,186 which included the following:

•	$528,196 of stock for services representing the value of shares issued to consultants for services rendered to the Company
•	$298,745 cancelation of loan receivable to Iconosys per Master Purchase Agreement
•	$34,827 of depreciation and amortization
•	$41,869 increase in prepaids from stock issued to consultants for future services
•	$4,537 increase in interest receivable
•	$165,758 decrease in loan receivable to related party
•	$82,743 increase in accounts payable and accrued expenses
•	$19,721 increase in accounts payable to related parties
•	$466 increase in accrued interest

Financing activities

We have financed our operations primarily from debt or the issuance of equity instruments. For the nine months ended September 30, 2014, net cash flows provided from financing activities was $685,114 which consisted of $3,107 in payments on officer loans, $718,721 in proceeds from convertible notes and $30,500 in payments to notes payable to related party.

For the nine months ended September 30, 2013, net cash flows provided from financing activities was $330,640, which consisted of $180,875 in proceeds from the sale of stock, $1,904 in bank overdrafts, $87,704 in net payments on officer loan, $190,565 in proceed on convertible notes and $45,000 in proceeds from notes payable to related party.

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

Going Concern

Going Concern - The Company has recognized an accumulated deficit since inception (February 23, 2007) through September 30, 2014 of $33,464,179. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. The financial statements have been prepared assuming the Company will continue to operate as a going concern which contemplates the realization of assets and the settlement of liabilities in the normal course of business. No adjustment has been made to the recorded amount of assets or the recorded amount or classification of liabilities which would be required if the Company were unable to continue its operations. (See Financial Footnote 2).

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

Employment agreements

On August 1, 2011, the Company’s wholly owned subsidiary, Ad Shark, entered into an employment agreement with its President Wayne Irving. The term of employment shall be three (3) years, commencing on the August 1, 2011 and terminating on July 31, 2014, or at a later mutually agreeable date. Salary compensation is to be paid at the rate of $88,500 annually, payable on a monthly basis. On the anniversary of employment, this rate will increase 5% annually. Monster Arts, Inc. absorbed the employment agreement when Ad Shark was dissolved in early 2014. As of September 30, 2014 and December 31, 2013, the Company had accrued wages of $48,607 and $155,706, respectively which are included in accounts payable and accrued expenses to related party balance. In the nine months ended September 30, 2014, the Company entered into a debt settlement agreement with its chief executive officer, Wayne Irving, whereby the Company issued 350,000,000 shares of common stock for the reduction of $87,500 in accrued payroll liability.

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

Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2013. In making its assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on its assessment, management has concluded that we had certain control deficiencies described below that constituted material weaknesses in our internal controls over financial reporting. As a result, our internal control over financial reporting was not effective as of September 30, 2014.

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

We do not believe the material weaknesses described above caused any meaningful or significant misreporting of our financial condition and results of operations for the quarter ended September 30, 2014. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

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

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

None not previously disclosed

Item 3 - Defaults Upon Senior Securities

None.

Item 4 - Mine Safety Disclosure

None.

Item 5 - Other Information

None.

Item 6 - Exhibits

Exhibit	Exhibit Description	Filed herewith
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Definition	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Monster Arts, Inc. Registrant
November 19, 2014	By: /s/ Wayne Irving II
Wayne Irving II Director and (principal executive officer)

Monster Arts, Inc. Registrant
November 19, 2014	By: /s/ Tisha Lawton
Tisha Lawton Chief Financial Officer, Treasurer & Secretary

