Form 10-K
period 2014-12-31
Monster Arts Inc.
filed 2015-10-21
CIK 1423746

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

  FORM 10-K

(Mark one)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2014

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________to

Commission File Number:  000-53266

Monster Arts, Inc.

(Exact name of registrant as specified in its charter)

Nevada	27-1548306
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification No.)

3565 South Las Vegas Blvd, #120, Las Vegas, NV	89109
(Address of principal executive offices)	(Zip Code)

(725) 222-8281

(Registrant’s telephone number, including area code)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. ☐ Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐ No ☐ Not Applicable

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐ Yes ☒ No

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. Approximately $8,786,209 on June 30, 2014.

As of September 24, 2015, there were 838,736,347 shares of common stock, par value $0.001 per share, of the registrant outstanding.

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

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The factors impacting these risks and uncertainties include, but are not limited to:

●	inability to raise additional financing for working capital and product development;

●	inability to identify internet marketing approaches;

●	deterioration in general or regional economic, market and political conditions;

●	the fact that our accounting policies and methods are fundamental to how we report our financial condition and results of operations, and they may require management to make estimates about matters that are inherently uncertain;

●	adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations;

●	changes in U.S. GAAP or in the legal, regulatory and legislative environments in the markets in which we operate;

●	inability to efficiently manage our operations;

●	inability to achieve future operating results;

●	our ability to recruit and hire key employees;

●	the inability of management to effectively implement our strategies and business plans; and

●	the other risks and uncertainties detailed in this report.

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

On March 4, 2013, the Company entered into a Master Purchase Agreement with Iconosys, Inc., a private California corporation whom shares a common officer with the Company, whereby the Company acquired a 10% interest in Iconosys, Inc. (Referenced in Note 9).

On August 8, 2013, the Company approved the execution of an asset purchase agreement with Iconosys, Inc., a private California corporation which shares an officer with the Company, for the rights to domain names, web site content and trademark assignments of Travel America Visitor Guide (“TAVG”) which is a division of Iconosys.

On April 25, 2014, the Company entered into a subscription agreement to buy 53,000 shares of common stock of Candor Homes Corporation, (“CH, Inc.”) for $10,000 which represents 53% of the equity interest in CH, Inc. As of December 31, 2014, there has been no activity with CH, Inc. and the Company has recorded accounts payable to related party balance of $10,000. The only two directors of CH, Inc. are our chief executive officer, Wayne Irving II and his sister Tisha Lawton. CH, Inc. is activity analyzing potential land investments in Central Iowa where new homes could be built . This is ongoing and continues to be exploratory with no further advancement to report for YE 2014 due to limited resources at this time.

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

Our Business

The Company has historically been focused on building safety oriented tracking and data collection software for a number of industries, including family safety, health and wellness, culinary, brain/memory training, among others. The evolution of the Company’s technologies and expertise have given rise to a suite of softwares, software development kits, graphical user interfaces, and mobile platform technologies, inclusive of both web-based mobile internet development and smartphone/tablet computing app development, and involving many of the embedded technologies and/or processing or data consumption features that are local to the device; these features relying partly, if at all, on an internet connection to support data archiving, data tracking, historical gps data storage, google mapping, and other Internet dependent services.

Over time, the Company’s business and expertise has evolved and grown beyond smartphone and tablet computing, and migrated into the development of next generation tracking softwares that run on devices controlled by the very same smart device platform technologies that the company has been developing over the past few years for itself and its clients. By way of example, devices that are remotely controlled and or monitored have become the focus of the Company. The devices might include small appliances, security systems, hvac systems, and drones or unmanned aerial or vehicles.

In particular, the Company is developing a proprietary Drone Tracking Control System (DTCS), which will enable drone operators and/ pilots to participate in a comprehensive navigational tracking and monitoring system; they would receive a unique flight number, and their aircraft location (as well as the location of any applicable remote control operational devices) would be tracked as part of a monitoring system that would be utilized by, and visible to, local, state, and national air traffic authorities, as well as the US military, law enforcement and first responders.

Indeed, recent incidents such as the recent landing of a gyrocopter on the lawn of our US Capitol have only served to increase public fear relating to the possible misuses of drones and ultralight aircraft, and heightened the urgency of public calls for a national tracking system … one that would be similar to, but more robust than, those systems in use today by the FAA’s radars and air traffic controllers, where the data would be pooled, no fly zones could be established and light-weight commercial and private unmanned and manned aerial vehicles could participate in an national tracking system for the safety of all, including the safety of the cargo that may be in transit or used in the operation in these devices.

The Company’s existing technologies, which have already been developed to track multiple parties across a broad spectrum of smart devices, are now being adapted and modified, adding a secured web interface, and will be designed to be run from the cloud of servers remotely located in secure facilities across the country, and as previously noted, will document the movements and pinpoint the locations of those smaller aerial vehicles that are currently not trackable through ordinary radar and/or otherwise addressed by the FAA’s current tracking systems. This next-generation smart tracking system is presently being presented to state and local governments, and the Company is intending to continue to traverse the country, educating city councils, state senators, mayors, and US legislators, among others.

In addition to the above-described software tracking system, the Company is utilizing its own resources and expertise, as well as working in tandem with partners and advisors, to develop a next generation, unmanned aerial vehicle, the Aviation M Drone™, which would serve as the model testing subject for the DTCS.

The Company has also been an innovative software developer for mobile devices, smart TVs, and set top boxes running iOS, Android, Windows and other platforms. In addition, the company is also involved in the travel industry through its online and mobile platform for consumers and paying members of Travel America Visitor Guide (TAVG).

We utilize proprietary technology that we have developed, acquired, and/or licensed to deploy our products and services.

Our primary services include the development of Smartphone and tablet apps for clients and ourselves. We sell and arrange to sell ours and our clients’ apps developed through the online and mobile marketplaces Google Play, iTunes, Amazon AppStore, and Barnes & Noble Online Marketplace. The sales of our innovative apps are subject to a commission fee charged by the online partners mentioned above in the preceding sentence. From time to time, we may choose to partner with a client at a reduced rate to earn potentially longer term residual revenues.

On August 8, 2013, the Company approved the execution of an asset purchase agreement with Iconosys, Inc., a private California corporation, which shares an officer with the Company, for the rights to domain names, web site content and trademark assignments of Travel America Visitor Guide (or “TAVG”), a division of Iconosys. Founded in 2011, Travel America Visitor Guide, has a multitude of paying business members on some form of recurring subscription-based account, where the paying members pay a monthly, semi-annual, or annual fee for the right to be listed on the TAVG website -- www.travelamericavisitorguide.com. Travel America Visitor Guide also offers discounted and brokered printing and design consulting services to its clients/members. Travel America Visitor Guide's intent is to emulate the successful business model of AAA or Good Sam's Club, where by consumers become card members and are offered discounts from the subscribing member businesses.

Marketing Strategy

App Development Sales: Monster Arts utilizes lead generation techniques, search engine optimization, outbound cold calling, and word of mouth referrals to provide a constant flow of projects for its developers. Monster Arts also offers in-house app development services to its TAVG membership base.

App Retail Sales: Monster Arts generates sales by cross promoting its more popular apps with newer product releases, and encourages its existing app user customers to download additional apps that Monster Arts has built through the use of Instant Messaging, SMS Marketing, Email Marketing, and In-App banner advertising. Monster Arts also focuses on creating a continuous flow of fresh media coverage and promotional communications for its apps and, more generally, for the Company itself in order to increase the number of page views to its sites and to its app sale locations in the online marketplaces.

Software Development

We utilize the services of outsourced contractors for the development of our software technologies. We also utilize the services of technology consultants to assist in the development of our strategic product development roadmap, and in the ongoing management of all software development outsourced contractors. As the Company continues to grow, we may hire direct employees so as to fill various internal technology management, development, testing and quality control roles, on an as needed basis.

Competition

The App Development, Mobile Marketing, and Travel Industry Directory Services industries are highly competitive in nature. Management also believes that the ability to provide innovative consumer and business solutions that fulfill unmet industry needs is an important competitive advantage for any business operating in this industry. There are a number of companies active in specific aspects of one or more of the above-referenced business areas.

Government Regulation

We are subject to federal, state and local laws and regulations affecting our business. Although the Company plans on obtaining all required federal and state permits, licenses, and bonds to operate its facilities, there can be no assurance that the Company's operations and overall profitability will not be subject to more restrictive regulation or increased taxation by federal, state, or local agencies. New laws and regulations may restrict specific Internet activities, and existing laws and regulations may be applied to Internet activities, either of which circumstances could increase our costs of doing business over the Internet and adversely affect the demand for our advertising services. In the United States, federal and state laws already apply or may be applied in the future to areas of our business focus, including children's privacy, copyrights, taxation, user privacy, search engines, Internet tracking technologies, direct marketing, data security, pricing, sweepstakes, promotions, intellectual property ownership and infringement, trade secrets, export of encryption technology, acceptable content and quality of goods and services.

Employees

We currently have one full time employee, Wayne Irving II, our Chairman, Chief Executive Officer, Chief Financial Officer and Secretary. Our officer also performs many of the Company’s supervisory and administrative roles. We utilize additional independent contractors and temporary labor on a part-time/as needed basis.

In August of 2014, the Company appointed Tisha Lawton as the Secretary, Treasurer and Chief Financial Officer of the Company. Ms. Lawton is a sibling of our Chief Executive Officer, Wayne Irving II. Tisha Lawton resigned as Secretary, Treasure and Chief Financial Officer of the Company in December of 2014. Wayne Irving II assumed her title as Chief Financial Officer.

Monster Arts, Inc. Funding Requirements

We  do not currently have sufficient capital to fully develop our business plan. Management anticipates that the Company will be required to raise up to $2,500,000 to fully fund and execute its corporate strategies.

In March, 2014, the company entered into an up to $5M preferred equity investment agreement with Los Angeles, CA-based, Premier Venture Partners, LLC. (PVP). The Company is in the process of filing an S-1 with the SEC in accordance with the funding agreement between the Company and PVP. As of September 30, 2015, Monster Arts is under the impression, providing appropriate legal review, that the access to the preferred equity line has reached its point of maturation and will be available as needed.

The use of proceeds will be as follows:

Description	Estimated Amount ($)
Complete the development of DTCS platform (Phase I)	$300,000
Complete the design/development of 1st Generation Aviation M Drone	$250,000
Employ/Train Business Development/Government Affairs Personnel	$200,000
Hire Chief Operating Officer	$150,000
Upgrade/Maintenance of existing Revenue Generating Projects	$150,000
Travel Expenses for National Tour of City/State/National Government Road Show(yearly)	$75,000
Technologies/Hardware Needs (Servers, Testing Equipment, Laboratory Equipment)	$250,000
Laboratory Mechanical Engineering Staff	$150,000
Integration/Licensing/Support Expense (No Fly Zone, DroneRegistry)	$100,000
Tradeshow Expenses	$150,000
Working Capital to cover general and administrative expenses up to product launch	$250,000
Inventory Capital Phase I deliverables	$400,000
International Travel and commissions expenses	$75,000

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

The Company believes that there are multitude of patents that will be filed on behalf of the Company and at the Company’s benefit. Once issued, these patents will then be potentially licensable, which in turn raises the prospect that that Company may be able to collect revenues/royalties from third party licensees or sub-licensees of the Company’s proprietary intellectual property and related technology.

Research and Development Activities and Costs

We incurred research and development costs of $0 and $11,473 for the years ended December 31, 2014 and 2013. If the Company is successful in raising additional capital, it plans to spend approximately $250,000 over the next year or two on research and development in order to complete their prototype unmanned aerial vehicle, the Aviation M Drone™.

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

In our auditor's report for fiscal years ended December 31, 2014 and 2013, our auditors expressed substantial doubt as to our ability to continue as a going concern. We anticipate incurring losses in the foreseeable future. We do not have an established source of revenue sufficient to cover our operating costs. Our ability to continue as a going concern is dependent upon our ability to successfully compete, operate profitably and/or raise additional capital through other means. If we are unable to reverse our losses, we will have to discontinue operations.

2. THE LIMITED PUBLIC TRADING MARKET MAY CAUSE VOLATILITY IN OUR STOCK PRICE.

The quotation of our common stock on the OTC-QB does not assure that a meaningful, consistent and liquid trading market currently exists, and in recent years such market has experienced extreme price and volume fluctuations that have particularly affected the market prices of many smaller companies like us. Our common stock is thus and will be subject to significant volatility. Sales of substantial amounts of our common stock, or the perception that such sales might occur, could adversely affect prevailing market prices of our common stock.

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

12. OMITTED

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

15. OMITTED

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

21. BECAUSE WE ARE NOT SUBJECT TO COMPLIANCE WITH RULES REQUIRING THE ADOPTION OF CERTAIN CORPORATE GOVERNANCE MEASURES, OUR STOCKHOLDERS HAVE LIMITED PROTECTION AGAINST INTERESTED DIRECTOR TRANSACTIONS, CONFLICTS OF INTEREST AND SIMILAR MATTERS.

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

22. COMPLIANCE WITH CHANGING REGULATION OF CORPORATE GOVERNANCE AND PUBLIC DISCLOSURE, AND OUR MANAGEMENT'S INEXPERIENCE WITH SUCH REGULATIONS WILL RESULT IN ADDITIONAL EXPENSES AND CREATES A RISK OF NON-COMPLIANCE.

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

Additional Risks Relating to Our Common Stock

23. THE MARKET PRICE FOR OUR STOCK MAY BE VOLATILE.

The market price for our stock may be volatile and subject to wide fluctuations in response to factors including the following:

●	liquidity of the market for the shares;

●	actual or anticipated fluctuations in our quarterly operating results;

●	changes in financial estimates by securities research analysts;

●	conditions in the markets in which we compete;

●	changes in the economic performance or market valuations of other "Daily Deal" companies;

●	announcements by us or our competitors of new products, acquisitions, strategic partnerships, joint ventures or capital commitments;

●	addition or departure of key personnel;

●	intellectual property litigation;

●	our dividend policy; and

●	general economic conditions.

In addition, the securities market has from time to time experienced significant price and volume fluctuations that are not related to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our stock.

24. SHARES ELIGIBLE FOR FUTURE SALE MAY ADVERSELY AFFECT THE MARKET PRICE OF OUR COMMON STOCK, AS THE FUTURE SALE OF A SUBSTANTIAL AMOUNT OF OUTSTANDING STOCK IN THE PUBLIC MARKETPLACE COULD REDUCE THE PRICE OF OUR COMMON STOCK.

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

25. WE MAY, IN THE FUTURE, ISSUE ADDITIONAL COMMON SHARES, WHICH WOULD REDUCE INVESTORS' PERCENT OF OWNERSHIP AND MAY DILUTE OUR SHARE VALUE.

On July 19, 2013, the Company amended its articles of incorporation to increase its authorized shares from 75,000,000 to 750,000,000 of which 730,000,000 were designated as common stock and 20,000,000 were designated as preferred stock. The shares have a par value of $0.001. In August of 2014, the Company amended is articles of incorporation to increase the number of authorized common shares from 730,000,000 to 5,000,000,000 with a par value of $0.001.

The future issuance of common stock may result in substantial dilution in the percentage of our outstanding common stock held by our then existing shareholders. We may value any common stock issued in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, and might have an adverse effect on any trading market for our common stock.

26. OUR COMMON STOCK MAY BE CONSIDERED A "PENNY STOCK," AND THEREBY BE SUBJECT TO ADDITIONAL SALE AND TRADING REGULATIONS THAT MAY MAKE IT MORE DIFFICULT TO SELL.

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

27. WE DO NOT FORESEE PAYING CASH DIVIDENDS IN THE FORESEEABLE FUTURE AND, AS A RESULT, OUR INVESTORS' SOLE SOURCE OF GAIN, IF ANY, WILL DEPEND ON CAPITAL APPRECIATION, IF ANY.

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

28. UNLESS AN ACTIVE TRADING MARKET DEVELOPS FOR OUR SECURITIES, YOU MAY NOT BE ABLE TO SELL YOUR SHARES.

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

29. SINCE OUR COMMON STOCK IS THINLY TRADED IT IS MORE SUSCEPTIBLE TO EXTREME RISES OR DECLINES IN PRICE, AND YOU MAY NOT BE ABLE TO SELL YOUR SHARES AT OR ABOVE THE PRICE PAID.

Since our common stock is thinly traded its trading price is likely to be highly volatile and could be subject to extreme fluctuations in response to various factors, many of which are beyond our control, including:

●	the trading volume of our shares;

●	the number of securities analysts, market-makers and brokers following our stock;

●	changes in, or failure to achieve, financial estimates by securities analysts;

●	new products or services introduced or announced by us or our competitors;

●	actual or anticipated variations in quarterly operating results;

●	conditions or trends in our business industries;

●	announcements by us of significant contracts, acquisitions, strategic

●	partnerships, joint ventures of capital commitments;

●	additions or departures of key personnel;

●	sales of our common stock; and

●	general stock market price and volume fluctuations of publicly-traded and particularly microcap, companies.

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

30. TRADING IN OUR COMMON STOCK ON THE OTC BULLETIN BOARD MAY BE LIMITED THEREBY MAKING IT MORE DIFFICULT FOR YOU TO RESELL ANY SHARES YOU MAY OWN.

Our common stock is quoted on the OTCQB (owned and operated by the Nasdaq Stock Market, Inc.). The OTCQB is not an exchange and, because trading of securities on the OTCQB is often more sporadic than the trading of securities listed on a national exchange or on the Nasdaq National Market, you may have difficulty reselling any of the shares of our common stock that you may own.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Our offices are currently located at 3565 South Las Vegas Blvd, Suite 120, Las Vegas, NV 89109. Our telephone number is (725) 222-8281. Management believes that its current facilities are adequate for its needs through the next twelve months, and that, should it be needed, suitable additional space will be available to accommodate expansion of the Company's operations on commercially reasonable terms, although there can be no assurance in this regard. This and other office/work space is provided to us at no charge by Wayne Irving II, who will not seek reimbursement.

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

On August 28, 2014, the Board of Directors and majority shareholders of Monster Arts Inc., approved a reverse stock split of one for two hundred (1:200) of the Company's total issued and outstanding shares of common stock. The reverse stock split went effective with FINRA on January 16, 2015 which makes it a subsequent event in this Form 10-K filing. The Company has not made any adjustments to its financial statement regarding the reverse stock split in this filing. The reverse stock split can be further referenced in our Form 8-K filing on January 16, 2015.

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

	High*	Low*
Fourth Quarter Ended December 31, 2014	$0.0002	$0.0001
Third Quarter Ended September 30, 2014	$0.0014	$0.0001
Second Quarter Ended June 30, 2014	$0.0037	$0.0011
First Quarter Ended March 31, 2014	$0.0060	$0.0025

Fourth Quarter Ended December 31, 2013	$0.20	$0.002
Third Quarter Ended September 30, 2013	$0.28	$0.10
Second Quarter Ended June 30, 2013	$0.75	$0.16
First Quarter Ended March 31, 2013	$1.83	$0.33

*	On August 28, 2014, the Board of Directors and majority shareholders of Monster Arts Inc., approved a reverse stock split of one for two hundred (1:200) of the Company's total issued and outstanding shares of common stock. The reverse stock split went effective with FINRA on January 16, 2015 which makes it a subsequent event in this Form 10-K filing. The Company has not made any adjustments to its financial statement or to the stock price information provided herein Item 5, regarding the reverse stock split as the reverse stock split went effective subsequent to the reporting date of this Form 10-K, December 31, 2014. The reverse stock split can be further referenced in our Form 8-K filing on January 16, 2015.

(b) Holders of Common Stock

As of December 31, 2014, there were approximately 267 holders of record of our common stock and 2,202,007,174 shares issued and outstanding. As of September 24, 2015, there were approximately 270 holders of record of our common stock and 838,736,347 shares issued and outstanding. These figures take into effect our 300:1 reverse stock split that took place on April 9, 2011. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of our common stock whose shares are held in the names of various securities brokers, dealers, and registered clearing agencies. There is no trading market for the shares of our preferred stock.

(c) Holders of Preferred Stock

As of December 31, 2014, there was 1 holder of record of our preferred stock and 20,000,000 shares issued and outstanding. There has been no changed in our preferred stock issued and outstanding as of the date of this filing. Each share of preferred stock can be converted to common stock at a rate of 1 to 1.

(d) Dividends

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

(e) Securities Authorized for Issuance under Equity Compensation Plans

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

The following summarizes pricing and term information for options issued that are outstanding as of December 31, 2014 and 2013:

	Year ended December 31, 2014			Year ended December 31, 2013
		Weighted			Weighted
		Average	Aggregate		Average	Aggregate
	Number of	Exercise	Intrinsic	Number of	Exercise	Intrinsic
Stock Options	Options	Price	Value	Options	Price	Value

Balance at beginning of year	-	-	-	6,667	$.30	-

Granted	-	-	-	-	-	-
Exercised	-	-	-	-	-	-
Forfeited	-	-	-	(6,667)	-	-

Balance at end of year	-	-	-	-	-	-

Options exercisable at end of year	-	-	-	-	-	-

Weighted average fair value of
options granted during year	-	-	-	-	-	-

The fair value of the options was based on the Black Scholes Model using the following assumptions:

	2014		2013
Exercise price:	$-		$0.30
Market price at date of grant:	$-		$1.00
Volatility:	n/a	%	229%-311%
Expected dividend rate:	n/a	%	0%
Risk-free interest rate:	n/a	%	0.15%-0.23%

The following activity occurred under the Company’s plans:

	December 31,	December 31,
	2014	2013
Weighted-average grant date fair value of options granted	$-	$-
Aggregate intrinsic value of options exercise	N/A	N/A
Fair value of options recognized as expense	$-	$-

(f) Recent Sales of Unregistered Securities

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

In the year ended December 31, 2014, the Company issued 2,152,805,559 common shares of which 477,381,748 shares were issued to Asher Enterprises, Inc. for the conversion of $250,710 of principle and $5,900 of accrued interest, 58,637,933 shares were issued to Premier Venture Partners, LLC pursuant to the court ordered settlement, 590,000,000 shares were issued to IBC Funds, LLC for the conversion of $81,000 of convertible debt, 40,608,172 shares to WHC Capital, LLC for the conversion of $17,084 in convertible debt, 233,000,000 shares to JMJ Financial for the conversion of $13,980 of convertible debt, 113,700,000 shares to Beaufort Capital for the conversion of $1,137 of convertible debt, 200,667,134 shares were issued to LG Capital, LLC for the conversion of $15,445 of convertible debt, 24,998,879 shares were issued to Ad Shark, Inc. shareholders for the conversion of their Ad Shark, Inc. shares at a ratio of 4.38 Ad Shark shares to Monster Arts Inc. shares, 350,000,000 shares were issued to our chief executive officer, Wayne Irving, for the reduction of $87,500 in accrued payroll liability, and 63,811,693 shares were to consultants for services rendered to the Company. The Company valued the 413,811,693 shares to consultants at the closing share price on the date of issuance which resulted in the Company recording a non-cash consulting expense of $244,847.

From January 1, 2015 through the date of this filing, the Company issued 827,826,153 post reverse stock split shares of common stock of which 827,626,153 shares were for the reduction of $75,992 in principle convertible debt and $4,674 in accrued interest and 200,000 shares were for services valued at $4,000.

(f) Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the years ended December 31, 2014 or 2013.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

We are currently focused on advancing an innovative approach to managing GPS technologies along with its significant experience in developing GPS and other smart location technologies into its apps for itself and its clients.  Currently Monster arts is investing funds for development, graphic design, app design, app development, .net development, and other technologies, along with administrative and management support for the creation of a nationwide tracking system that is to run on smart device controlled aerial appliances, like drones for example.

The Company is innovative software developer for mobile devices, smart TV, and set top boxes running iOS, Android, Windows and other platforms. The company is also involved in the travel industry through its online and mobile platform for consumers and paying members of Travel America Visitor Guide (TAVG), (Further described in Note 6).

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

Going Concern

In our auditor's report for the fiscal years ended December 31, 2014 and 2013, our auditors expressed substantial doubt as to our ability to continue as a going concern. We anticipate incurring losses in the foreseeable future. We do not have an established source of revenue sufficient to cover our operating costs. Our ability to continue as a going concern is dependent upon our ability to successfully compete, operate profitably and/or raise additional capital through other means. If we are unable to reverse our losses, we will have to discontinue operations.

Results of Operations for the year ended December 31, 2014 compared to the year ended December 31, 2013

Revenues

We generated $156,603 in revenues for the year ended December 31, 2014 compared to $51,397 for the year ended December 31, 2013, an increase of $105,206. Monster generates revenues through a few revenue streams. One of which is through its exclusive partner to Max Apps for the purpose of developing and sharing in revenues of developed apps sold under the Max Apps brand. Another revenue stream is our Travel America Visitor Guide (TAVG) network which sells one year memberships. The Company also generates revenue through app development consulting services. The Company executed an app development consulting service agreement with Mind Solutions, Inc. which is noted in the footnotes to our financial statements.

Cost of Revenues

The Company had cost of revenues of $101,449 for the year ended December 31, 2014 compared to $4,838 for the year ended December 31, 2013, an increase of $96,611. Our cost of revenues include TAVG direct mailing costs such as printing, postage, graphic design, programming costs, app development costs, and administrative labor to; print, fold, stuff, deliver, pickup, process, input the data in the TAVG network. Other cost of revenues pertain to our Apps sold on markets (ie: Google Play, iTunes, Amazon, etc) which have to be maintained and updated when a new operating system and or appstore updates or interfaces require the graphic design/app development/tech support labor to do so. Monster Arts uses independent contractors both locally and internationally to process most of the workings for TAVG and the other apps that we develop and sell to the public.

Selling, general and administrative expense.

For the year ended December 31, 2014, selling, general and administrative expenses were $202,183 compared to $179,858 for the year ended December 31, 2013, an increase of $22,325.  For the years ended December 31, 2014 and 2013 general and administrative expenses consisted of the following:

	2014	2013

Auto	$3,152	$2,549
Bank Fees	6,169	3,041
Office supplies	26,072	11,854
Travel	28,520	21,394
Payroll Tax	14,100	18,295
Other	151,752	122,725
	$229,765	$179,858

Consulting Expense

For the year ended December 31, 2014, consulting expense decreased to $774,984 as compared to $993,343 from the prior year, primarily as a result of a the less expense related to stock being issued to consultants for services rendered to the Company.

Wages

For the year ended December 31, 2014, we had wages of $155,837 compared to $177,642 from the prior year which was a decrease of $21,805. Wages decreased due to the Company having less administrative duties necessary. The Company has an employee compensation agreement with Wayne Irving, its CEO and CFO, which is described in Note 9 in our footnotes to our financial statements filed herein.

Marketing & Promotions

For the year ended December 31, 2014, marketing and promotions expense amounted to $25,156 as compared to $5,000 from the prior year.  The increase was due to the Company improving its online presence.

Depreciation

For the year ended December 31, 2014, depreciation expense amounted to $460 as compared to $470 for the year ended December 31, 2013.

Professional Services

For the year ended December 31, 2014, professional fees increased to $142,925 as compared to $91,855 from the prior year. Professional fees increased primarily due to additional operations and built in legal fees for convertible note financing.

Other Income and Expenses

For the year ended December 31, 2014, other expense netted to $449,323 as compared to $831,235 for the year ended December 31, 2013.

Interest expense

For the year ended December 31, 2014, interest expense increased to $1,029,050 as compared to $270,120 for the year ended December 31, 2013, an increase of $758,930.  The increase was due to additional interest expense incurred from the discount on the issuances of convertible promissory notes.

Derivative interest expense.

For the year ended December 31, 2014, derivative interest expense was $1,842,184 as compared to $3,947,092 for the year ended December 31, 2013, a decrease of $2,104,908.  The decrease was due to the Black Scholes Method calculation used to compute the derivative liability regarding the outstanding convertible notes payable.

Interest income

For the year ended December 31, 2014, interest income was $15,934 as compared to $9,643 for the year ended December 31, 2013, an increase of $6,291. The increase is due to the accrued interest receivable on the outstanding loan receivable to relate party balance.

Gain/(Loss) on derivative adjustment

For the year ended December 31, 2014, gain on derivative adjustment was $2,405,977 as compared to $3,372,238 for the year ended December 31, 2013, a decrease of $966,261. The decrease was due to the Black Scholes Method calculation used to compute the derivative liability regarding the outstanding convertible notes payable.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate adequate amounts of cash to meet its needs for cash. The following table provides certain selected balance sheet comparisons between December 31, 2014 and December 31, 2013:

	December 31,	December 31,	$	%
	2014	2013	Change	Change

Working Capital	$(1,981,800)	$(995,029)	$(986,771)	(99.2%)
Cash	16,116	46,234	(30,118)	(65.1%)
Total current assets	381,014	496,512	(115,498)	(23.3%)
Total assets	382,633	502,972	(120,339)	(23.9%)
Accounts payable and accrued liabilities	53,834	67,586	(13,752)	(20.3%)
Notes payable and accrued interest	639,517	217,723	421,794	Over 100%
Total current liabilities	2,362,814	1,491,541	871,273	58.4%
Total liabilities	$2,362,814	$1,491,541	$871,273	58.4%

At December 31, 2014 our working capital decreased as compared to December 31, 2013 primarily as a result of an increase in derivative liability of $569,320 which was calculated using the Black Scholes Model based on our outstanding convertible notes payable.

Operating activities

Net cash used for continuing operating activities during fiscal 2014 was $956,105. Non-cash items totaling approximately $739,609 contributing to the net cash used in continuing operating activities for fiscal 2014 include:

●	$906,525 in discount on convertible notes payable

●	$569,320 in gain on derivative adjustment

●	$244,847 in stock issued for consulting services

●	$127,900 in convertible note issued for consulting services

●	$460 in depreciation

●	$4,173 in decrease in accounts receivable

●	$11,138 in increase of interest on notes receivable

●	$5,589 increase in loan receivable to related party

●	$16,350 in deferred revenues

●	$13,252 decrease in accounts payable

●	$28,273 decrease in accounts payable to related parties

●	$55,748 increase in accrued interest

Net cash used for continuing operating activities during fiscal 2013 was $524,612. Non-cash items totaling approximately $1,708,232 contributing to the net cash used in continuing operating activities for fiscal 2013 include:

●	$3,050 in available-for-sale securities

●	$255,230 in discount on convertible notes payable

●	$574,854 in gain on derivative adjustment

●	$298,745 pursuant to the Master Purchase Agreement with Iconosys

●	$998,568 in stock issued for services

●	$44,974 in depreciation

●	$6,737 in accrued interest receivable

●	$18,356 in loan receivable to related parties

●	$18,359 in deferred revenues from members agreements with TAVG

●	$54,218 in accounts payable and accrued expenses

●	$42,358in accounts payable and accrued expenses to related parties

●	$9,847 in accrued interest from outstanding notes and loans payable

Investing activities

Net cash used in investing activities was $0 for both fiscal 2014and 2013.

Financing activities

Net cash provided by financing activities was $925,987 during fiscal 2014 as compared to $388,026 for fiscal 2013. During the fiscal 2014 period we collected $1,010,023 in proceeds from convertible notes, made payments of $14,521 against officer loans, made payments of $17,370 in payments against note payable and $52,145 in payments against notes payable to a related party.

Net cash provided by financing activities was $388,026 during fiscal 2013. During the fiscal 2013 period we collected $175,875 in proceeds from the sale of our common stock, $286,865 in proceeds from convertible notes, $18,165 in proceeds from loans from officer, $10,161 in proceeds from notes payable, made payments of $102,270 against officer loans, and made payments of $770 in payments against note payable to a related party.

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

If the Company is successful in raising capital, it plans to spend approximately $250,000 over the next year on research and development costs associated with the completion of a nationwide tracking system that is to run on smart device controlled aerial appliances, like drones for example.

Expected purchase or sale of property and significant equipment

We do not anticipate the purchase or sale of any property or significant equipment; as such items are not required by us at this time.

Significant changes in the number of employees

As of December 31, 2014, we have one full-time employee which is Wayne Irving, our Chief Executive Officer and Chief Financial Officer. We are dependent upon our officer for our future business development. As our operations expand we anticipate the need to hire additional employees, consultants and professionals; however, the exact number is not quantifiable at this time.

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

Effective April 27, 2015, the Company dismissed Terry L. Johnson, CPA ("Johnson") as it's independent registered public accounting firm. The Company has engaged K. Brice Toussaint CPA ("Toussaint") as its principal independent registered public accounting firm effective April 29, 2015. The decision to change its principal independent registered public accounting firm has been approved by the Company’s board of directors.

The reports of Johnson on the Company's financial statements for fiscal years ended December 31, 2013 and December 31, 2012 (which included the balance sheet as of December 31, 2013 and the statement of operations, cash flows and stockholders' equity as of December 31, 2013, for the past fiscal year, did not contain an adverse opinion or a disclaimer of opinion, nor qualified or modified as to uncertainty, audit scope or accounting principles, other than to state that there is substantial doubt as to the ability of the Company to continue as a going concern. During the Company’s fiscal year ended December 31, 2014, and during the subsequent period through to the date of Johnson's dismissal, there were no disagreements between the Company and Johnson, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of Johnson, would have caused Johnson to make reference thereto in its report on the Company’s audited financial statements.

The Company has provided Johnson with a copy of this Current Report on Form 8-K and requested that Johnson furnish the Company with a letter addressed to the Securities and Exchange Commission stating whether or not Johnson agrees with the statements made in this Current Report on Form 8-K with respect to Johnson and, if not, stating the aspects with which they do not agree. The letter is attached hereto as Exhibit 16.1.

In connection with the Company’s appointment of Toussaint as the Company’s principal registered accounting firm at this time, the Company has not consulted Toussaint on any matter relating to the application of accounting principles to a specific transaction, either completed or contemplated, or the type of audit opinion that might be rendered on the Company’s financial statements during the two most recent fiscal years (December 31, 2013 and December 31, 2012) and subsequent interim period through the date of engagement. Toussaint will be auditing the Company's financial statements for fiscal year ended December 31, 2014 and reviewing the Company's financial statements for quarterly period ended March 31, 2015. Management of the Company anticipates that these financial statements together with the Annual Report on Form 10-K and the Quarterly Report on Form 10-Q, respectively, will be filed shortly.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934.  Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  Our management has concluded that, as of December 31, 2014 our internal control over financial reporting is effective based on these criteria.

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

Name	Age	Position & Offices Held

Wayne Irving II	44	Chief Executive Officer

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

United States Marine Corps (April 1991 – April 1996) -- Mr. Irving was a Marine Sergeant. While serving as Maintenance Management Chief, 1st Marine Regiment, 1st Marine Division, Mr. Irving managed and taught classes on the usage of several systems including Maintenance Management Systems and Publications Management Systems. In addition, in his position of authority in the S-4 office for 3rd Battalion, 1st Marines, as well as later for the Headquarters for 1st Marine Regiment, Wayne was responsible for writing and managing policies under the Commanding Officer's signature. Mr. Irving was meritoriously promoted 3 times and decorated 5 times for outstanding leadership in his field during his 5 years as a US Marine. Mr. Irving served our country during the first Gulf War, in addition to his service as part of 3rd Battalion, 1st Marines that were sent to Compton, CA, during the LA Riots of 1991.

Education:

Mr. Irving studied mathematics and general educational subjects at Mira Costa College in Oceanside, CA (1994-1996) and later studied computer science and pre-medical subjects while attending University of San Diego (1996-1998), where he was also President of Alpha Epsilon Delta (the university's pre-medical student fraternity). Since, Mr. Irving has taken nearly all the required classes toward a bachelor’s degree in Accounting from University of Phoenix.

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

Code of Ethics

In December 2008 we adopted a Code of Business Conduct and Ethics which applies to our officers, directors, employees and consultants.  This Code outlines the broad principles of ethical business conduct we adopted, covering subject areas such as:

●	compliance with applicable laws and regulations.

●	handling of books and records.

●	public disclosure reporting.

●	insider trading.

●	discrimination and harassment.

●	health and safety.

●	conflicts of interest.

●	competition and fair dealing; and

●	protection of company assets.

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

Monster Arts, Inc. Summary Compensation Table

					Stock	Other Compen-
	Principal	Years	Salary	Bonus	Awards	sation	Total
Name	Position	Ending	($)	($)	($)	($)	($)

Wayne Irving II (1)	CEO, CFO	2014 2013	88,500 92,924	- -	107,500 40,000	- -	196,000 132,924

Brandon M. Graham (2)	Former CFO	2014	-	-	-	-	-
		2013	-	-	-	-	-

Tisha Lawton (3)	Former CFO	2014	8,000	-	9,500	-	17,500

Note:	(1) Wayne Irving II was appointed as an Officer and Director of the Company on May 15, 2012.

On April 2, 2014, the Company issued 20,000,000 preferred shares to our chief executive officer, Wayne Irving. The preferred shares were valued at par $0.001 which resulted in an expense of $20,000.

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

(2) Brandon M. Graham was appointed as the Company’s Chief Financial Officer on March 15, 2013. Mr Graham resigned as CFO on December 21, 2013.

(3) In August of 2014, the Company appointed Tisha Lawton as the Secretary, Treasurer and Chief Financial Officer of the Company. Ms. Lawton is a sibling of our Chief Executive Officer, Wayne Irving II. Tisha Lawton resigned as Secretary, Treasure and Chief Financial Officer of the Company in December of 2014. Wayne Irving II assumed her title as Chief Financial Officer.

On July 11, 2014, the Company issued 5,000,000 common shares to Tisha Lawton for services rendered to the Company. The shares were valued at the closing stock price of $.0019 which resulted in a valuation of $9,500.

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

Stock Option Grants

We did not grant any stock options to the executive officer or director from inception through fiscal years end December 31, 2014 and 2013.

Outstanding Equity Awards at 2014 and 2013 Fiscal Year-End

We did not have any outstanding equity awards as of December 31, 2014 and 2013 to Company executives.

Stock Options Exercises for Fiscal 2014 and 2013

There were no options exercised by our named executive officer in fiscal year 2014 and 2013.

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

Director Compensation

Our sole director, Wayne Irving II, was not paid any compensation during the fiscal year ending December 31, 2014 and 2013 for services relating to his duties as a member of the Board of Directors. The Company does not pay nor have a compensation plan with regards to services related to being a member of the Board of Directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the beneficial ownership of our common stock as of the date of this annual report on Form 10-K, which account for the 200:1 reverse split effective January 16, 2015 by (i) each Named Executive Officer, (ii) each member of our Board of Directors, (iii) each person deemed to be the beneficial owner of more than five percent (5%) of any class of our common stock, and (iv) all of our executive officers and directors as a group. Unless otherwise indicated, each person named in the following table is assumed to have sole voting power and investment power with respect to all shares of our common stock listed as owned by such person.

Name and Address of Beneficial Owner	Number of Preferred Shares Beneficially Owned	Percentage of Outstanding Shares of Preferred Stock (1)	Number of Common Shares Beneficially Owned	Percentage of Outstanding Shares of Common Stock (2)

Wayne Irving II (3)	20,000,000	100.0%	13,761,660	1.6%
IBC Funds, LLC	-	-	79,000,000	5.24%
Atlas Long-Term Growth Fund, LLC	-	-	68,350,757	8.1%

All Directors and Officers as a Group	20,000,000	100.0%	13,761,660	1.6%

(1)	Percent of Class is based on 20,000,000 preferred shares issued and outstanding as of September 24, 2015.
(2)	Percent of Class is based on 838,736,347 post reverse stock split common shares issued and outstanding as of September 24, 2015, (See Note 13 - Subsequent Events, included in our financial statements included herein.)
(3)	Unless otherwise indicated, the address for each of these stockholders is c/o Monster Arts Inc., at 806 East Avenida Pico, Suite I-288, San Clemente, CA 92673.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Issuance of Preferred Stock

The Company has 20,000,000 Series A preferred shares issued and outstanding as of December 31, 2014 which were issued to the Company’s chief executive officer, Wayne Irving II, for services rendered.

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

Appointment of Chief Financial Officer

In August of 2014, the Company appointed Tisha Lawton as the Secretary, Treasurer and Chief Financial Officer of the Company. Ms. Lawton is a sibling of our Chief Executive Officer, Wayne Irving II. Tisha Lawton resigned as Secretary, Treasure and Chief Financial Officer of the Company in December of 2014. Wayne Irving II assumed her title as Chief Financial Officer.

Equity interest in Candor Homes Corporation

On April 25, 2014, the Company entered into a subscription agreement to buy 53,000 shares of common stock of Candor Homes Corporation, (“CH, Inc.”) for $10,000 which represents 53% of the equity interest in CH, Inc. As of December 31, 2014, there has been no activity with CH, Inc. and the Company has recorded accounts payable to related party balance of $10,000. The only two directors of CH, Inc. are our chief executive officer, Wayne Irving II and his sister. CH, Inc. is activity analyzing potential land investments in Central Iowa where new homes could be built. As of December 31, 2014, there are no assets, liabilities or activity in CH, Inc.

Asset Purchase Agreement with Iconosys for TAVG

The Company approved the execution of certain asset purchase and domain name, web site content and trademark assignment agreement dated August 8, 2013 with Iconosys, Inc., a private California corporation which shares an officer with the Company. See footnote 6 for additional details.

Management Service Agreement with Iconosys

On July 16, 2013, the Company executed a management service agreement with a subdivision of Iconosys called Text Kills. Iconosys shares an officer with the Company. The Company will provide service and management support for Text Kills events which includes but is not limited to raising awareness, public education campaigns, and managing the Text Kills tour bus. In the years ended December 31, 2014 and 2013 the Company recognized $1,750 and $5,387 of commission revenues from related parties relating to Text Kills.

Notes Payable to Related Parties

In 2012, the Company had certain debts paid directly by Iconosys, a private California corporation which shares an officer with the Company. The amounts paid on behalf of the Company totaled $13,250 as of December 31, 2014 and December 31, 2013. They were recorded as a note payable to related party. The note payable has terms of 0% interest and is payable on demand.

Pursuant to the asset purchase agreement with Iconosys executed on August 8, 2013, further described in Note 6, the Company issued a promissory note to Iconosys in the amount of $45,000, due August 7, 2014, with annum interest of 4% for the purchase of TAVG (see Note 6). As of December 31, 2014, the note to Iconosys has a balance of $2,244.

At December 31, 2014 and December 31, 2013, the Company had notes payable to related parties balance of $15,494 and $57,480.

Loan receivable to related party

The Company’s subsidiary, Ad Shark Inc., has a $300,000 line of credit agreement with Iconosys. The line of credit agreement has terms of 4%, payable on demand. Iconosys is a private California corporation which shares an officer with the Company. Mr. Irving was appointed CFO in May of 2012 and then appointed CEO in late 2012. Iconosys was at one time the parent company to Ad Shark, Inc. At December 31, 2014 and December 31, 2013, the total loan receivable balance advanced to Iconosys is $284,943 and $290,532, respectively. At December 31, 2014 and December 31, 2013, the accrued interest receivable to related party balance was $26,715 and $15,577, respectively.

Employment Agreement with Chief Executive Officer, Wayne Irving

On August 1, 2011, the Company’s wholly owned subsidiary, Ad Shark, entered into an employment agreement with its President Wayne Irving. The term of employment shall be three (3) years, commencing on the August 1, 2011 and terminating on July 31, 2014, or at a later mutually agreeable date. Salary compensation is to be paid at the rate of $88,500 annually, payable on a monthly basis. On the anniversary of employment, this rate will increase 5% annually. Monster Arts, Inc. absorbed the employment agreement when Ad Shark was dissolved in early 2014. As of December 31, 2014 and December 31, 2013, the Company had accrued wages owed to Wayne Irving II in the amounts of $46,800 and $155,706.

Employment Agreement with Chief Financial Officer, Tisha Lawton

In August of 2014, the Company appointed Tisha Lawton as the Secretary, Treasurer and Chief Financial Officer of the Company. The Company will pay Mrs. Lawton a yearly salary of $10,000. As additional compensation, Mrs Lawton will be paid 5,000,000 shares of restricted common stock per calendar quarter or the equivalent of $12,000, whichever is less. In the year ended December 31, 2014, the Company issued 5,000,000 common shares to Mrs. Lawton. In December of 2014, Mrs. Lawton resigned as the Secretary, Treasurer and Chief Financial Officer of the Company. Her employment agreement was cancelled in December of 2014.

Loan from Officer

The Company was loaned money by Wayne Irving, the chief executive officer of the Company, with 0% interest and payable on demand. At December 31, 2014 and 2013 the loan from officer balance was $2,500 and $17,021.

Master Purchase Agreement with Iconosys

On March 4, 2013, the Company and Iconosys, a privately held corporation, which shares an officer with the Company, entered into a Master Purchase Agreements in order for the Company to purchase, and for Iconosys to sell, certain intellectual property assets, including, without limitation, domain names, trademarks, smart phone apps. In addition, the Company received 15,046,078 shares of Iconosys common stock, $0.001 par value, as consideration for the cancellation of $295,862 in advances to Iconosys and $2,884 in accrued interest receivable. The Iconosys stock received accounts for approximately 10% of the 150,460,781 shares of Iconosys issued and outstanding as of December 31, 2014. Since this agreement was between related parties, being the two company’s share an officer, the Company did not record an asset for the excess consideration received but recorded the debit to additional paid in capital.

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

Item 14. Principal Accountant Fees and Services.

Effective April 27, 2015, the Company dismissed Terry L. Johnson, CPA ("Johnson") as it's independent registered public accounting firm. The Company has engaged K. Brice Toussaint CPA ("Toussaint") as its principal independent registered public accounting firm effective April 29, 2015. The decision to change its principal independent registered public accounting firm has been approved by the Company’s board of directors. The Company engaged Toussaint to re-audit the financial statements for the year ended December 31, 2014 and 2013 because the prior year auditor, Terry L. Johnson, had his license revoked by the PCAOB.

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

	For Year Ended December 31,	For Year Ended December 31,
	2014	2013
Audit Fees (1)	$26,000	$31,000
Audit-Related Fees	$2,000	$2,000
Tax Fees	-	-
All Other Fees	-	-

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

Audit Committee Policies and Procedures

We do not have an audit committee; therefore our directors pre-approve all services to be provided to us by our independent auditor. This process involves obtaining (i) a written description of the proposed services, (ii) the confirmation of our Chief Financial Officer that the services are compatible with maintaining specific principles relating to independence, and (iii) confirmation from our securities counsel that the services are not among those that our independent auditors have been prohibited from performing under SEC rules. Our sole director then makes a determination to approve or disapprove the engagement of Terry L. Johnson, CPA for the proposed services. In the fiscal year ending December 31, 2014, all fees paid to K. Brice Toussaint CPA were unanimously pre-approved in accordance with this policy. In the fiscal year ending December 31, 2013, all fees paid to Terry L. Johnson, CPA were unanimously pre-approved in accordance with this policy.

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

Monster Arts, Inc.
Registrant

October 21, 2015	By:	/s/ Wayne Irving II
Wayne Irving II Chief Executive Officer Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders Monster Arts, Inc.:

I have audited the accompanying balance sheets of Monster Arts, Inc. (the “Company”) as of December 31, 2014 and December 31, 2013 and the related statements of operations, stockholders' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. I was not engaged to perform an audit of its internal control over financial reporting. My audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, I express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Monster Arts, Inc. as of December 31, 2014 and December 31, 2013, and the results of its operations and cash flows the years ended in conformity with accounting principles generally accepted in the United States of America. The accompanying consolidated financial statements have been prepared assuming that the company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations and negative cash flows from operations the past three years. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ K.Brice Toussaint

K.Brice Toussaint CPA

Dallas, TX

September 24, 2015

MONSTER ARTS, INC.
(Formerly MONSTER OFFERS)
(A Development Stage Company)
BALANCE SHEETS

	December 31,	December 31,
Assets:	2014	2013
Current Assets
Cash	$16,116	$46,234
Accounts receivable, net of allowance for doubtful accounts of $1,250	-	4,173
Loan receivable to related party	284,943	290,532
Interest receivable to related party	26,715	15,577
Prepaid expenses	53,240	139,996
Total Current Assets	381,014	496,512

Fixed Assets
Property and equipment, net	-	460
Total Fixed Assets	-	460

Other Assets
Available-for-sale securities	1,619	6,000
Total Other Assets	1,619	6,000

Total Assets	$382,633	$502,972

Liabilities and Stockholders' Equity:
Current Liabilities
Accounts payable & accrued expenses	$53,834	$67,586
Accounts payable & accrued expenses to related parties	68,156	165,913
Accrued interest	67,907	11,659
Deferred revenues	34,709	18,359
Loan from officer	2,500	17,021
Notes payable	-	10,161
Notes payable to related party	15,494	57,480
Convertible notes payable, net of discounts of $339,934 and $113,361	556,116	148,584
Derivative Liability	1,564,098	994,778
Total Liabilities	2,362,814	1,491,541

Stockholders' Equity:
Preferred stock, $.001 par value 80,000,000 shares authorized, 0 shares issued and outstanding, respectively	20,000	-
Series A preferred stock, $.001 par value 10,000,000 shares authorized, 0 shares issued and outstanding, respectively	-	-
Common stock, $0.001 par value 5,000,000,000 shares authorized, 2,182,007,174 and 29,201,615 shares issued and outstanding, respectively	2,182,007	29,202
Additional paid in capital	5,144,377	6,126,501
Stock subscription payable	-	488,613
Accumulated Comprehensive Gain / (Loss)	(1,966)	(4,000)
Deficit accumulated during the development stage	(9,324,599)	(7,628,885)
Total stockholders' equity (deficit)	(1,980,181)	(988,569)

Total Liabilities and Stockholders' Equity	$382,633	$502,972

The accompanying notes are an integral part of these financial statements.

MONSTER ARTS, INC.
(Formerly MONSTER OFFERS)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
	2014	2013

Commissions	$-	$13,750
License revenues	16,485	18,163
Services	96,523	14,097
Services- related party	8,700	5,387
Other revenues	34,895	-
	156,603	51,397

Cost of revenues	101,449	4,838

Gross Profit	55,154	46,559

Operating expenses:
General and administration	202,183	179,858
Consulting	774,984	993,343
Wages	155,837	177,642
Marketing and promotions	25,156	5,000
Depreciation	460	470
Professional fess	142,925	91,855
Total operating expenses	1,301,545	1,448,168

Income (Loss) from operations	(1,246,391)	(1,401,609)

Other income and (expenses):
Interest expense	(1,029,050)	(270,120)
Interest expense- derivative	(1,842,184)	(3,947,092)
Interest income	15,934	9,643
Gain/(Loss) on derivative adjustment	2,405,977	3,372,238
Debt forgiveness	-	4,096
Total other income and (expenses)	(449,323)	(831,235)

Net loss before taxes	$(1,695,714)	$(2,232,844)

Tax provisions	-	-

Net loss after taxes	$(1,695,714)	$(2,232,844)

Other Comprehensive Income:
Unrealized loss/(gain) on available-for-sale securities	(2,034)	4,000

Other Comprehensive Income (Loss)	$(1,693,680)	$(2,236,844)

Basic & diluted loss per share	$(0.00)	(0.31)

Weighted average shares outstanding	1,630,676,984	7,102,414

The accompanying notes are an integral part of these financial statements.

MONSTER ARTS, INC.
(Formerly MONSTER OFFERS)
(A Development Stage Company)
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

					Additional	Common	Common	Other
	Preferred Stock		Common Stock		Paid in	Stock	Stock	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Receivable	Payable	Income (Loss)	Deficit	Total
Contributed Capital, February 2007	-	$-	-	$-	$400	$-	$-	$-	$-	$400
Founder shares issued for services	-	-	56,250	56	11,194	-	-	-	-	11,250
Contributed Capital	-	-	-	-	585	-	-	-	-	585
Tropical PC spin off shares	-	-	4,050	4	(4)	-	-	-	-	-
Shares returned to Company	-	-	(3,000)	(3)	3	-	-	-	-	-
Shares issued pursuant to offer	-	-	37,500	38	33,712	-	-	-	-	33,750
Net loss	-	-	-	-	-	-	-	-	(6,595)	(6,595)
Balance December 31, 2007	-	-	94,800	95	45,890	-	-	-	(6,595)	39,390

Net loss	-	-	-	-	-		-	-	(41,556)	(41,556)
Balance December 31, 2008	-	-	94,800	95	45,890	-	-	-	(48,151)	(2,166)

Private placement			67,500	67	13,432	(1,000)	-	-	-	12,499
Net income	-	-	-	-	-	-	-	-	8,741	8,741
Balance December 31, 2009	-	-	162,300	162	59,322	(1,000)	-	-	(39,410)	19,074

Cancellation of unearned shares	-	-	(5,000)	(5)	(995)	1,000	-	-	-	-
Shares issued for cash	-	-	40,000	40	7,960	(8,000)	-	-	-	-
Shares issued for services	-	-	3,662	4	462,833	(400)	-	-	-	462,437
Net loss	-	-	-	-	-		-	-	(494,195)	(494,195)
Balance December 31, 2010	-	-	200,962	201	529,120	(8,400)	-	-	(533,605)	(12,684)

Shares issued for services	-	-	2,000	2	155,998	-	750	-	-	156,750
Shares issued for license	-	-	-	-	-	-	450,000	-	-	450,000
Issuance of stock options for services	-	-	-	-	14,302	-	-	-	-	14,302
Shares issued as part of strategic
Alliance	-	-	-	-	-	-	35,825	-	-	35,825
Shares issued for conversion of										-
notes payable	-	-	16,296	16	202,776	-	-	-	-	202,792
Sale of stock at 3% discount	-	-	1,309	1	13,190	-	-	-		13,191
Financing fees incurred on sale of										-
Stock	-	-	-	-	(5,000)	-	-	-	-	(5,000)
Write off of stock receivable	-	-	-	-	-	8,400	-	-	-	8,400
Net loss	-	-	-	-	-	-	-	-	(998,876)	(998,876)
Balance December 31, 2011	-	-	220,567	220	910,386	-	486,575	-	(1,532,481)	(135,300)

Shares issued for debt settlement	-	-	2,732,156	2,732	2,948,110	-	-	-	-	2,950,842
Shares issued as part of strategic
Alliance	-	-	834	1	35,824	-	(35,825)	-	-	-
Stock options for services	-	-	-	-	134,291	-	-	-	-	134,291
Shares issued for services	-	-	430,000	430	226,710	-	31,274	-	-	258,414
Stock subscription payable	-	-	-	-	-	-	278,425	-	-	278,425
Shares issued for note extension	-	-	5,000	5	14,995	-	-	-	-	15,000
Stock split adjustment	-	-	803	1	-	-	-	-	-	1
Effect from share exchange agreement
with Ad Shark, Inc.	-	-	-	-	662,598	-	27,940	-	(435,854)	254,684
Net loss	-	-	-	-	-	-	-	-	(3,427,706)	(3,427,706)
Balance December 31, 2012	-	-	3,389,360	3,389	4,932,914	-	788,389	-	(5,396,041)	328,651

Shares issued for cash	-	-	861,751	862	446,438	-	(271,425)	-	-	175,875
Shares issued for services	-	-	7,355,667	7,356	1,019,413	-	(28,201)	-		998,568
Cancellation of shares	-	-	(323,832)	(323)	(91,969)	-	-	-	-	(92,292)
Shares issued for conversion of	-
convertible debt	-	-	14,775,358	14,775	118,450	-	-	-	-	133,225
Stock subscription payable	-	-	-	-	-	-	1,940	-	-	1,940
Stock issued from converted
Ad Shark, Inc. shareholders	-	-	3,143,311	3,143	-	-	(3,143)	-	-	-
Master Purchase Agreement with
Iconosys (Note 11)	-	-	-	-	(298,745)	-	-	-	-	(298,745)
Asset purchase of TAVG	-	-	-	-	-	-	1,053	-	-	1,053
Gain on available for sale securities	-	-	-	-	-	-	-	(4,000)	-	(4,000)
Net loss	-	-	-	-	-	-	-	-	(2,232,844)	(2,232,844)
Balance December 31, 2013	-	-	29,201,615	29,202	6,126,501	-	488,613	(4,000)	(7,628,885)	(988,569)

Preferred shares issued for services	20,000,000	20,000	-	-	-	-	-	-	-	20,000
Common shares issued for services	-	-	413,811,693	413,811	(188,964)	-	-	-	-	224,847
Shares issued for conversion of
convertible debt	-	-	1,713,994,987	1,713,995	(1,256,774)	-	-	-	-	457,221
Stock issued from converted
Ad Shark, Inc. shareholders	-	-	24,998,879	24,999	-	-	(24,999)	-	-	-
Write off stock payable for services	-	-	-	-	463,614	-	(463,614)	-	-	-
Loss on available for sale securities	-	-	-	-	-	-	-	2,034	-	2,034
Net loss	-	-	-	-	-	-	-	-	(1,695,714)	(1,695,714)
Balance December 31, 2014	20,000,000	$20,000	2,182,007,174	$2,182,007	$5,144,377	$-	$-	$(1,966)	$(9,324,599)	$(1,980,181)

The accompanying notes are an integral part of these financial statements.

MONSTER ARTS, INC.
(Formerly MONSTER OFFERS)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss for the period	$(1,695,714)	$(2,232,844)
Adjustments to reconcile net loss to net cash provided by operating activities:
Available-for-sale securities revenues	-	(3,050)
Debt discount	906,525	255,230
(Gain)/loss on change in derivative adjustment	(569,320)	574,854
Stock for services expense	244,847	998,568
Convertible note issued for consulting services	127,900	-
Master purchase agreement	-	(298,745)
Depreciation and amortization	460	44,974
Changes in Operated Assets and Liabilities:
(Increase) decrease in accounts receivable	4,173	-
Increase in interest receivable	(11,138)	(6,737)
Increase (decrease) in loan receivable to related party	5,589	18,356
Increase in deferred revenues	16,350	18,359
Increase (decrease) in accounts payable and accrued expenses	(13,252)	54,218
Increase (decrease) in accounts payable to related parties	(28,273)	42,358
Increase (decrease) in accrued interest	55,748	9,847
Net cash (used) in operating activities	(956,105)	(524,612)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of stock	-	168,875
Stock subscription payable	-	7,000
Proceeds from officer loan	-	18,165
Payments on officer loan	(14,521)	(102,270)
Proceeds from convertible notes	1,010,023	286,865
Payments on convertible notes	-	-
Proceeds from notes payable	-	10,161
Payments on notes payable	(17,370)	-
Proceeds from notes payable to related party	-	(770)
Payments on notes payable to related party	(52,145)	-
Contributed Capital	-	-
Net Cash Provided by Financing Activities	925,987	388,026

Net (Decrease) Increase in Cash	(30,118)	(136,586)
Cash at Beginning of Period	46,234	182,820
Cash (Overdraft) at End of Period	$16,116	$46,234

SUPPLEMENTAL DISCLOSURES:
Income Taxes Paid	$-	$-
Interest Paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Stock issued for conversion of convertible notes payable	$455,693	$128,165
Stock issued for debt settlement	$87,500	$-

The accompanying notes are an integral part of these financial statements.

Monster Arts, Inc.

(A Development Stage Company)

Notes to Financial Statements

December 31, 2014 and December 31, 2013

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

On March 4, 2013, the Company entered into a Master Purchase Agreement with Iconosys, Inc., a private California corporation whom shares a common officer with the Company, whereby the Company acquired a 10% interest in Iconosys, Inc. (Referenced in Note 9).

On August 8, 2013, the Company approved the execution of an asset purchase agreement with Iconosys, Inc., a private California corporation which shares an officer with the Company, for the rights to domain names, web site content and trademark assignments of Travel America Visitor Guide (“TAVG”) which is a division of Iconosys.

On April 25, 2014, the Company entered into a subscription agreement to buy 53,000 shares of common stock of Candor Homes Corporation, (“CH, Inc.”) for $10,000 which represents 53% of the equity interest in CH, Inc. As of December 31, 2014, there has been no activity with CH, Inc. and the Company has recorded accounts payable to related party balance of $10,000. The only two directors of CH, Inc. are our chief executive officer, Wayne Irving II and his sister Tisha Lawton. CH, Inc. is activity analyzing potential land investments in Central Iowa where new homes could be built.

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

Authorized Shares

On July 19, 2013, the Company amended its articles of incorporation to increase its authorized shares from 75,000,000 to 750,000,000 of which 730,000,000 were designated as common stock and 20,000,000 were designated as preferred stock. The shares have a par value of $0.001. In August of 2014, the Company amended is articles of incorporation to increase the number of authorized common shares from 730,000,000 to 5,000,000,000 with a par value of $0.001.

NOTE 2 - GOING CONCERN

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. Since inception (February 23, 2007) through December 31, 2014, the Company incurred an accumulated deficit during development stage of approximately $9,324,599. The Company's ability to continue as a going concern is contingent upon its ability to achieve and maintain profitable operations and its ability to raise additional capital as required.

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

Principles of consolidation

The accompanying consolidated financial statements include all of the accounts of the Company and Candor Homes Corporation as of December 31, 2014 and December 31, 2013.

The Company has an equity interest in the following entities;

●    51% of Candor Homes Corporation

The Company has accounted for the non-controlling interest using GAAP accounting standards. All intercompany balances and transactions have been eliminated.

Development Stage Company

The Company is currently a development stage enterprise reporting under the provisions of FASB ASC Topic 915, Development Stage Entity. The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

Reclassification

On April 9, 2012, the Company executed a 300 to 1 reverse stock split, which was retrospectively applied to our financial statements.

On August 28, 2014, the Board of Directors and majority shareholders of Monster Arts Inc., approved a reverse stock split of one for 200 hundred (1:200) of the Company's total issued and outstanding shares of common stock. The reverse stock split was effective on January 16, 2015 based upon the filing of appropriate documentation with FINRA. The Company did not record any effects of the reverse stock split in the financial statements presented herein as the effective date was subsequent to reporting date, December 31, 2014. See Subsequent Events footnote for additional disclosure.

Cash and Cash Equivalents

The Company considers all short-term investments with a maturity of three months or less at the date of purchase to be cash equivalents. As of December 31, 2014 and December 31, 2013, there are no cash equivalents.

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

Accounts receivable

Accounts receivable are stated at the amount management expects to collect from balances outstanding at year end. Management provides for probable uncollectible amounts through a charge to earnings and a credit to an allowance based on its assessment of the current status of individual accounts. Balances that are still outstanding after management has used reasonable collection efforts are written off through a charge to the valuation allowance. As of December 31, 2014 and December 31, 2013, we have $1,250 and 5,423, respectively, in accounts receivable and $1,250 charged to allowance for doubtful accounts.

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

NOTE 4 – AVAILABLE FOR SALE SECURITIES

On November 1, 2013, the Company executed a joint venture agreement (JVA) with Intelligent Living, Inc. (“ILIV”). You can read the full agreement in the registrant’s SEC Form 8-K filing on November 5, 2013. The Company will provide ILIV comprehensive and end-to-end turnkey business function through its development of smartphone and tablet apps. The Company’s revenue sharing will be 35% of gross payments from app sales from Google Play and 50% of gross payments from app sales through Amazon, Nook, iTunes, and others. The Company will be paid in the form of stock by ILIV which is a publically traded company trading on the OTCQB under the symbol “ILIV”. The Company will be issued 10,000,000 shares of ILIV upon execution of the JVA. The Company will also be issued 4,000,000 shares of ILIV in quarterly installments over a period of 2 years from the date of the agreement. The Company was issued the initial 10,000,000 shares of ILIV upon closing of the agreement which were valued at the closing price of ILIV stock on November 1, 2013, which resulted in the Company recording an available-for-sale securities asset of $10,000.

Pursuant to the consulting agreement with Mind Solutions, Inc. (referenced in Note 9 herein), in the year ended December 31, 2014, the Company received 50,000,000 shares of Mind Solutions, Inc. common stock. In the year ended December 31, 2014, the Company sold 47,855,085 shares of Mind Solutions, Inc. stock of which the Company received net proceeds of $34,895. As of December 31, 2014, the Company holds 2,144,915 shares of Mind Solutions, Inc. and 6,593,500 shares of ILIV which based on the closing share prices resulted in the Company recording an available-for-sale securities balance of $1,619 and $6,000.

NOTE 5 – FIXED ASSETS

Property and equipment consists of the following at December 31, 2014 and December 31, 2013:

	December 31, 2014	December 31, 2013
Property and equipment, net	$2,364	$2,364
Less: accumulated depreciation	2,364	1,904
Property and equipment, net	$-	$460

The Company acquired the property and equipment through the share exchange agreement with Ad Shark, Inc. on November 9, 2012. Therefore the Company only recognized depreciation on the equipment after the share exchange date. Depreciation expense for the years ended December 31, 2014 and 2013 was $460.

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

In accordance with the terms and provisions of the Asset Purchase Agreement, the Company shall pay to Iconosys a purchase price of $250,000 as follows: (i) $50,000 of the Purchase Price shall be paid in cash with a cash payment of $5,000 and $45,000 to be satisfied with the issuance of a promissory note dated August 8, 2013, due August 7, 2014, and with annum interest of 4%. The remaining $200,000 of the purchase price shall be paid in stock through a stock purchase agreement dated August 8, 2013 whereby the Company will issue Iconosys 1,052,632 common shares with a fair market price of $.0.19 (based on the closing trading price of the Company's shares of common stock on the OTCQB as of August 8, 2013. As of December 31, 2014, the Company has a note payable balance of $2,244 balance of $0 pursuant to the note with Iconosys.

Deferred Revenues

In the year ended December 31, 2014 and 2013, the Company recognized $41,845 and $14,097 in services income relating to the TAVG asset. As of December 31, 2014 and 2013 the Company recorded deferred revenues of $34,709 and $18,359 relating to TAVG membership sales. The Company recognizes revenues over each member’s respective one year subscription term.

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

On July 10, 2013, the Company, entered into a Securities Purchase Agreement whereby the Company sold a Convertible Promissory Note to Asher Enterprises, Inc., a Delaware corporation, in the original principal amount of $37,500, and accruing interest at eight percent (8%) per annum. The Note is convertible into the Company’s common stock at a conversion price equal to fifty-five percent (55%) of the then-prevailing market price, beginning one hundred eighty (180) days from the date of the Note’s issuance. As of December 31, 2014, the entire principle balance of $37,500 was converted into 34,210,025 shares of common stock in the Company. The shares were issued free of any restrictions as permitted by Section 3(a)(10) of the Securities Act.

On September 12, 2013, the Company, entered into a Securities Purchase Agreement whereby the Company sold a Convertible Promissory Note to Asher Enterprises, Inc., a Delaware corporation, in the original principal amount of $32,500, and accruing interest at eight percent (8%) per annum. The Note is convertible into the Company’s common stock at a conversion price equal to fifty-five percent (55%) of the then-prevailing market price, beginning one hundred eighty (180) days from the date of the Note’s issuance. As of December 31, 2014, the entire principle balance of $32,500 was converted into 43,779,046 shares of common stock in the Company. The shares were issued free of any restrictions as permitted by Section 3(a)(10) of the Securities Act.

On December 23, 2013, the Company, entered into a Securities Purchase Agreement whereby the Company sold a Convertible Promissory Note to Asher Enterprises, Inc., a Delaware corporation, in the original principal amount of $60,000, and accruing interest at eight percent (8%) per annum. The Note is convertible into the Company’s common stock at a conversion price equal to fifty-five percent (55%) of the then-prevailing market price, beginning one hundred eighty (180) days from the date of the Note’s issuance. As of December 31, 2014, the entire principle balance of $60,000 was converted into 110,567,623 shares of common stock. The shares were issued free of any restrictions as permitted by Section 3(a)(10) of the Securities Act.

On February 14, 2014, the Company, entered into a Securities Purchase Agreement whereby the Company sold a Convertible Promissory Note to Asher Enterprises, Inc., a Delaware corporation, in the original principal amount of $22,500, and accruing interest at eight percent (8%) per annum. The Note is convertible into the Company’s common stock at a conversion price equal to fifty-five percent (55%) of the then-prevailing market price, beginning one hundred eighty (180) days from the date of the Note’s issuance. As of December 31, 2014, Asher has converted $22,200 of principle debt into 192,975,045 shares of common stock, leaving a balance remaining on the convertible note of $300. The shares were issued free of any restrictions as permitted by Section 3(a)(10) of the Securities Act.

In the year ended December 31, 2014, Asher converted $250,710 of convertible debt and $5,900 of accrued interest into 477,381,748 common shares of the Company. In the year ended December 31, 2013, Asher Enterprises converted $44,490 of convertible notes payable into 7,265,116 common shares. The shares were issued free of any restrictions as permitted by Section 3(a)(10) of the Securities Act.

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

Management calculates the conversion price to be $0.00114 using fifty percent of the arithmetic average of the individual daily VWAPs for any five trading days within the calculation period. Accordingly, Premier is entitled to receive 65,911,456 common shares of the Company as part of the settlement. In the year ended December 31, 2014, the Company issued 48,637,933 common shares to Premier pursuant to the court ordered settlement. As of December 31, 2014, the Company issued 58,637,933 shares of common stock to Premier to settle the court ordered liability, leaving a $0 balance owed. The shares were issued free of any restrictions as permitted by Section 3(a)(10) of the Securities Act.

Dennis Pieczarka

On May 22, 2013 the Company executed a convertible debenture agreement with Dennis Pieczarka for a $2,500 convertible note payable with interest of 9% per annum, unsecured and due on May 22, 2014. The holder has the right to convert the principle plus interest into common shares of the Company at a conversion rate of $0.15 per share.

Christopher Thompson

On April 1, 2013, the Company entered into a Securities Purchase Agreement with Christopher Thompson for a $10,000 convertible note payable due interest at 9% per annum, unsecured, and due April 1, 2014. The note is convertible into common shares of the Company at a conversion rate of $.10per share. On May 27, 2014, Christopher Thompson assigned his $10,000 note with accrued interest of $1,025 to WHC Capital, LLC leaving a $0 balance remaining on this note.

On May 1, 2014, the Company entered into a Securities Purchase Agreement and convertible promissory note with Christopher Thompson in the amount of $15,000. The convertible promissory note has interest at 9.9% per annum, unsecured, and due May 1, 2015. The convertible note’s principle and accrued interest may at any time be converted into shares of the Company’s stock at a conversion rate equal to 60% of the lowest closing bid price in the ten days prior to conversion. As of December 31, 2014, there has been no debt converted on this note.

On July 1, 2014, the Company entered into a convertible promissory note with Christopher Thompson in the amount of $15,000. The convertible promissory note has interest at 9.9% per annum, unsecured, and due July 1, 2015. The convertible note’s principle and accrued interest may be converted into shares of the Company’s stock at a conversion rate equal to 60% of the lowest closing bid price in the ten days prior to conversion. As of December 31, 2014, there has been no debt converted on this note.

On August 1, 2014, the Company entered into a convertible promissory note with Christopher Thompson in the amount of $30,000. The convertible promissory note has interest at 9.9% per annum, unsecured, and due February 1, 2015. The convertible note’s principle and accrued interest may be converted into shares of the Company’s stock at a conversion rate equal to 60% of the lowest closing bid price in the ten days prior to conversion. As of December 31, 2014, there has been no debt converted on this note.

On September 29, 2014, the Company entered into a convertible promissory note with Christopher Thompson in the amount of $30,000. The convertible promissory note has interest at 9.9% per annum, unsecured, and due March 29, 2015. The convertible note’s principle and accrued interest may be converted into shares of the Company’s stock at a conversion rate equal to 60% of the lowest closing bid price in the ten days prior to conversion. As of December 31, 2014, there has been no debt converted on this note.

James Ault

On July 1, 2013, the Company entered into a Securities Purchase Agreement and convertible note payable with James Ault in the amount of $2,565. The note payable bears interest at 9% per annum, unsecured, and due July 1, 2014. The note is convertible into common shares of the Company at a conversion rate of $.095 per share.

Charles Knoop

On July 9, 2013, the Company entered into a Securities Purchase Agreement with Charles Knoop for a $1,000 note payable due interest at 9% per annum, unsecured, and due July 9, 2014. The note is convertible into common shares of the Company at a conversion rate of $.095 per share.

LG Capital Funding

On March 7, 2014, the Company entered into a convertible promissory note with LG Capital Funding, LLC for an amount of $32,000 with 8% per annum and a maturity date of March 7, 2015. The convertible note’s principle and accrued interest may be converted into shares of the Company’s stock at a conversion rate equal to 60% of the lowest closing bid price in the fifteen days prior to conversion. As of December 31, 2014, there has been $15,445 of principle converted into 200,667,134 shares of common stock on this note leaving a balance of $16,555. The shares were issued free of any restrictions as permitted by Section 3(a)(10) of the Securities Act.

On June 16, 2014, the Company entered into a convertible promissory note with LG Capital Funding, LLC for an amount of $42,000 with 8% per annum and a maturity date of June 16, 2015. The convertible note’s principle and accrued interest be converted into shares of the Company’s stock at a conversion rate equal to 55% of the lowest closing bid price in the fifteen days prior to conversion. As of December 31, 2014, there has been no debt converted on this note.

JMJ Financial

On March 15, 2014, the Company entered into a convertible promissory note with JMJ Financial for up to $500,000 with interest of 12% per annum. The convertible note’s principle and accrued interest may be converted into shares of the Company’s stock at a conversion rate equal to 60% of the lowest closing bid price in the twenty-five days prior to conversion. In March of 2014, the Company received $30,000 with $7,333 of original issue discount. In June of 2014, the Company received an additional $30,000 with $7,333 of original issue discount. In September of 2014, the Company received an additional $30,000 with $7,333 of original issue discount. As of December 31, 2014, the Company has received $90,000 cash and recorded $22,000 of original issue discount pursuant to this convertible promissory note with JMJ Financial. As of December 31, 2014, JMJ Financial has converted $13,980 of principle into 233,000,000 common shares resulting in a balance of $98,020. The shares were issued free of any restrictions as permitted by Section 3(a)(10) of the Securities Act.

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

As of December 31, 2014, as permitted by the court order and the Settlement Agreement and Stipulation, the Company has issued 590,000,000 shares to IBC LLC for the conversion of $137,000, leaving a balance of $71,071. The shares were issued free of any restrictions as permitted by Section 3(a)(10) of the Securities Act.

WHC Capital, LLC

On May 27, 2014, Christopher Thompson assigned his $10,000 convertible note payable with accrued interest of $1,025 to WHC Capital, LLC. The original convertible note payable and securities purchase agreement is dated April 1, 2013,in the amount of $10,000 with interest of 9% per annum, unsecured, and due April 1, 2014. As of December 31, 2014, there has been $10,000 of principle and $1,051 of accrued interest converted into 22,325,475 shares of our common stock, leaving a balance of $0 on the this note. The shares were issued free of any restrictions as permitted by Section 3(a)(10) of the Securities Act.

On April 30, 2014, the Company entered into a convertible promissory note with WHC Capital, LLC in the amount of $22,000 , with interest of 12% per annum, unsecured, and due April 30, 2015. The convertible note’s principle and accrued interest may be converted into shares of the Company’s stock at a conversion rate equal to 55% of the lowest closing bid price in the fifteen days prior to conversion. As of December 31, 2014, there has been $6,033 of principle converted into 18,282,697 shares of our common stock, leaving a balance of $15,967. The shares were issued free of any restrictions as permitted by Section 3(a)(10) of the Securities Act.

On July 11, 2014, the Company entered into a Securities Exchange and Settlement Agreement (SE&S) with WHC Capital, LLC (WHC, LLC), whereby WHC, LLC purchased $5,161 of note payables debt due to Jennifer Salwender pursuant to an Assignment of Debt Agreement. The convertible note’s principle and accrued interest may be converted into shares of the Company’s stock at a conversion rate equal to 55% of the lowest closing bid price in the fifteen days prior to conversion. As of December 31, 2014, there has been no debt converted on this note.

Jennifer Salwender

On May 15, 2014, the Company entered into a convertible promissory note with Jennifer Salwender in the amount of $20,000 with 9.9% interest per annum and a maturity date of May 15, 2015. The convertible note’s principle and accrued interest may be converted into common shares of the Company’s after 180 days from the issuance date at a discount of 40% off the lowest closing traded price during the prior 10 trading days to a notice of conversion. As of December 31, 2014, there has been no debt converted on this note.

On June 14, 2014, the Company entered into a convertible promissory note with Jennifer Salwender in the amount of $20,000 with 9.9% interest per annum and a maturity date of June 14, 2015. The convertible note’s principle and accrued interest may be converted into common shares of the Company’s after 180 days from the issuance date at a discount of 40% off the lowest closing traded price during the prior 10 trading days to a notice of conversion. As of December 31, 2014, there has been no debt converted on this note.

ADAR BAYS, LLC

On May 2, 2014, the Company entered into a convertible promissory note with ADAR BAYS, LLC in an amount of $30,000 with 8% per annum and a maturity date of May 2, 2015. The convertible note’s principle and accrued interest may be converted into shares of the Company’s stock at a conversion rate equal to 50% of the lowest closing bid price in the fifteen days prior to conversion. As of December 31, 2014, there has been no debt converted on this note.

Brent Denlinger

On April 16, 2014, the Company entered into a convertible promissory note with Brent Denlinger in an amount of $15,000 with 9.9% per annum and a maturity date of April 16, 2015. The convertible note’s principle and accrued interest may be converted into shares of the Company’s stock at a conversion rate equal to 60% of the lowest closing bid price in the ten days prior to conversion. As of December 31, 2014, there has been no debt converted on this note.

KBM Worldwide, Inc.

On June 13, 2014, the Company entered into a convertible promissory note with KBM Worldwide, Inc. in an amount of $63,000 with 8% per annum and a maturity date of March 17, 2015. The convertible note’s principle and accrued interest may be converted into shares of the Company’s stock at a conversion rate equal to 55% of the lowest closing bid price in the ten days prior to conversion. As of December 31, 2014, there has been no debt converted on this note.

Jessie Redmayne

On April 4, 2014, the Company entered into a convertible promissory note with Jessie Redmayne in an amount of $5,000 with 9.9% per annum and a maturity date of April 4, 2015. The convertible note’s principle and accrued interest may be converted into shares of the Company’s stock at a conversion rate equal to 60% of the lowest closing bid price in the ten days prior to conversion. As of December 31, 2014, there has been no debt converted on this note.

Anubis Capital Partners

On April 1, 2014, the Company executed a convertible promissory note with Anubis Capital Partners in the amount of $127,900 with interest of 10% per annum and a maturity date of April 1, 2015. The convertible promissory note was executed in return for consulting services provided to the Company. The convertible note’s principle and accrued interest may be converted into shares of the Company’s stock at a conversion rate equal to 50% of the lowest closing bid price in the twenty days prior to conversion. On June 27, 2014, Anubis Capital Partners entered into a purchase and assumption agreement with Beaufort Capital Partners, LLC whereby Anubis Capital Partners assigned a $63,950 of their note balance to Beaufort Capital Partners, LLC. As of December 31, 2014, Anubis Capital Partners has a balance on this note of $63,950.

On October 1, 2014, the Company executed a convertible promissory note with Anubis Capital Partners in the amount of $83,950 with interest of 8% per annum and a maturity date of October 1, 2015. The convertible promissory note was executed in return for three (3) months of consulting services provided to the Company. The convertible note’s principle and accrued interest may be converted into shares of the Company’s stock at a conversion rate equal to 50% of the lowest closing bid price in the twenty days prior to conversion. There has been no conversion or payments against this note, leaving a balance of $83,950.

Beaufort Capital Partners, LLC

On June 27, 2014, the Company entered into a convertible promissory note with Beaufort Capital Partners LLC in the amount of $75,000, includes $25,000 of original issue discount, with 12% interest per annum and a maturity date of December 27, 2014. The convertible note’s principle and accrued interest may be converted into common shares of the Company’s after the maturity date at a discount of 50% off the lowest traded price during the prior 20 trading days to a notice of conversion. As of December 31, 2014, Beaufort has converted $1,137 of debt on this note into 113,700,000 shares of common stock, leaving a balance $73,863. The shares were issued free of any restrictions as permitted by Section 3(a)(10) of the Securities Act.

On June 27, 2014, Beaufort Capital Partners, LLC (“Beaufort”) entered into a purchase and assumption agreement whereby Beaufort would purchase a portion of a convertible promissory note originally issued to Anubis Capital Partners on April 1, 2014 in the amount of $127,900 with interest of 10% per annum and a maturity date of April 1, 2015. The convertible note’s principle and accrued interest may be converted into shares of the Company’s stock at a conversion rate equal to 50% of the lowest closing bid price in the twenty days prior to conversion.

Sojourn Investments, LP

On July 14, 2014, the Company entered into a Debt Purchase Agreement with Sojourn Investments, LP whereby the Company issued a convertible promissory note in the amount of $37,500 which included $12,500 of original issue discount and due on June 14, 2015. The convertible note has interest of 12% per annum and is convertible into common shares of the Company at a conversion rate of 50% off the lowest trading market price for 20 days prior to conversion. As of December 31, 2014, there has been no debt converted on this note.

On November 15, 2014, the Company entered into a convertible promissory note with Sojourn Investments, LP in the amount of $7,500 which included $1,500 of original issue discount and due on November 15, 2015. The convertible note has interest of 12% per annum and is convertible into common shares of the Company at a conversion rate of 50% off the lowest trading market price for 20 days prior to conversion. As of December 31, 2014, there has been no debt converted on this note.

Ambrosial Consulting Group

On October 15, 2014, the Company executed a convertible promissory note with Ambrosial Consulting Group in the amount of $67,250 with interest of 8% per annum and a maturity date of October 15, 2015. The convertible promissory note was executed in return for six (6) months of consulting services to be provided to the Company. The convertible note’s principle and accrued interest may be converted into shares of the Company’s stock at a conversion rate equal to 50% of the lowest closing bid price in the twenty (20) days prior to conversion. As of December 31, 2014, there have been no conversions and the note has a balance of $67,250.

The following table summarizes the total outstanding principle on convertible notes payable:

	December 31, 2014	December 31, 2013
Convertible Notes Payable- Asher Enterprises, Inc.	$300	$228,510
Convertible Notes Payable - Tangier Investors, LLP	-	-
Convertible Note Payable- Premier Venture Partners LLC	-	17,370
Convertible Note Payable- Dennis Pieczarka	2,500	2,500
Convertible Note payable - Christopher Thompson	90,000	10,000
Convertible Note payable - James Ault	2,565	2,565
Convertible Note payable - Charles Knoop	1,000	1,000
Convertible Note payable - LG Capital Funding	58,555	-
Convertible Note payable - JMJ Financial	98,020	-
Convertible Note payable - IBC Funds, LLC	71,071	-
Convertible Note payable - WHC Capital, LLC	21,077	-
Convertible Note payable - ADAR BAYS, LLC	30,000	-
Convertible Note payable - Brent Delinger	15,000	-
Convertible Note payable - Jessie Redmayne	5,000	-
Convertible Note payable - Jennifer Salwender	40,000	-
Convertible Note payable - Anibus Capital Partners	147,900	-
Convertible Note payable - Beaufort Capital Partners, LLC	137,812	-
Convertible Note payable - KBM Worldwide	63,000	-
Convertible Note payable - Sojourn Investments, LP	45,000	-
Convertible Note payable - Ambrosial Consulting Group	67,250
Less: Debt discount	(339,934)	(113,361)
Total Convertible Notes Payable, net of discounts	$556,116	$148,584

Debt Discount

In the years ended December 31, 2014 and 2014, the Company recorded interest expense pertaining to debt discount on our convertible note in the amounts of $906,525 and $255,230. As of December 31, 2014 and 2013, the Company has a debt discount balance in the amounts of $339,934 and $113,361.

Accrued Interest

As of December 31, 2014 and 2013, the Company has an accrued interest balance pertaining to its outstanding liabilities in the amounts $67,907 and $11,695, respectively.

Derivative liability

The conversion feature included in our outstanding convertible promissory notes constitute a derivative and have been bifurcated from the note and recorded as a derivative liability, with a corresponding discount recorded to the associated debt on the accompany balance sheet. The Company calculates the derivative liability using the Black Scholes Model which takes into consideration the stock price on the grant date, exercise price with discount to market conversion rate, stock volatility, expected life of the note, risk-free rate, annual rate of quarterly dividends, call option value and put option value.

As of December 31, 2014 and December 31, 2013, the Company had $1,564,098 and $994,778 in derivative liability pertaining to the outstanding convertible notes.

The following is the range of variables used in revaluing the derivative liabilities at December 31, 2014 and December 31, 2013:

	December 31, 2014	December 31, 2013
Annual dividend yield	0	0
Expected life (years) of	0.01 – .95	0.01 – .90
Risk-free interest rate	10%	10%
Expected volatility	563.9%	373.4%

NOTE 8 - STOCKHOLDERS' DEFICIT

Reverse Stock Split (See Note 13 – Subsequent Events)

On August 28, 2014, the Board of Directors and majority shareholders of Monster Arts Inc., approved a reverse stock split of one for two hundred (1:200) of the Company's total issued and outstanding shares of common stock. The reverse stock split went effective with FINRA on January 16, 2015 which makes it a subsequent event in this Form 10-K filing. The Company has not made any adjustments to its financial statement regarding the reverse stock split in this filing. The reverse stock split can be further referenced in our Form 8-K filing on January 16, 2015.

Authorized Common Stock

On July 19, 2013, the Company amended its articles of incorporation to increase its authorized shares from 75,000,000 to 750,000,000 of which 730,000,000 were designated as common stock and 20,000,000 were designated as preferred stock. The shares have a par value of $0.001. In August of 2014, the Company amended is articles of incorporation to increase the number of authorized common shares from 730,000,000 to 5,000,000,000 with a par value of $0.001.

Authorized Preferred Stock

The Company has designated 20,000,000 preferred shares as Series A Preferred Stock, par value $0.001. Each share of Series A Preferred Stock can vote equal to 100 shares of common stock and can be converted to common stock at a rate of 1 to 1.

Issuance of Preferred Stock

The Company has 20,000,000 Series A preferred shares issued and outstanding as of December 31, 2014 all of which were issued to the Company’s chief executive officer, Wayne Irving II, for services rendered. The preferred shares were valued at par $0.001 which resulted in recording compensation expense of $20,000.

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

In the year ended December 31, 2014, the Company issued 2,152,805,559 common shares of which 477,381,748 shares were issued to Asher Enterprises, Inc. for the conversion of $250,710 of principle and $5,900 of accrued interest, 58,637,933 shares were issued to Premier Venture Partners, LLC pursuant to the court ordered settlement, 590,000,000 shares were issued to IBC Funds, LLC for the conversion of $81,000 of convertible debt, 40,608,172 shares to WHC Capital, LLC for the conversion of $17,084 in convertible debt, 233,000,000 shares to JMJ Financial for the conversion of $13,980 of convertible debt, 113,700,000 shares to Beaufort Capital for the conversion of $1,137 of convertible debt, 200,667,134 shares were issued to LG Capital, LLC for the conversion of $15,445 of convertible debt, 24,998,879 shares were issued to Ad Shark, Inc. shareholders for the conversion of their Ad Shark, Inc. shares at a ratio of 4.38 Ad Shark shares to Monster Arts Inc. shares, 350,000,000 shares were issued to our chief executive officer, Wayne Irving, for the reduction of $87,500 in accrued payroll liability, and 63,811,693 shares were to consultants for services rendered to the Company. The Company valued the 413,811,693 shares to consultants at the closing share price on the date of issuance which resulted in the Company recording a non-cash consulting expense of $244,847.

NOTE 9 – CONTINGENCY AGREEMENTS

Master Purchase Agreement with Iconosys

On March 4, 2013, the Company and Iconosys, a privately held corporation, which shares an officer with the Company, entered into a Master Purchase Agreements in order for the Company to purchase, and for Iconosys to sell, certain intellectual property assets, including, without limitation, domain names, trademarks, smart phone apps. In addition, the Company received 15,046,078 shares of Iconosys common stock, $0.001 par value, as consideration for the cancellation of $295,862 in advances to Iconosys and $2,884 in accrued interest receivable. The Iconosys stock received accounts for approximately 10% of the 150,460,781 shares of Iconosys issued and outstanding as of December 31, 2014.

Management Service Agreement with Iconosys

On July 16, 2013, the Company executed a management service agreement with a subdivision of Iconosys called Text Kills. Iconosys shares an officer with the Company. The Company will provide service and management support for Text Kills events which includes but is not limited to raising awareness, public education campaigns, and managing the Text Kills tour bus. In the years ended December 31, 2014 and 2013 the Company recognized $250 and $5,387 in commission revenues from related parties relating to Text Kills.

Joint Venture agreement with Intelligent Living Inc.

On November 1, 2013, the Company executed a joint venture agreement with Intelligent Living, Inc. (“ILIV”). You can read the full agreement in the registrant’s SEC Form 8-K filing on November 5, 2013. The Company will provide ILIV comprehensive and end-to-end turnkey business function through its development of smartphone and tablet apps. The Company’s revenue sharing will be 35% of gross payments from app sales from Google Play and 50% of gross payments from app sales through Amazon, Nook, iTunes, and others. The Company will be paid in the form of stock by ILIV which is a publically traded company trading on the OTCQB under the symbol “ILIV”. The Company will be paid 36,600,000 common shares of ILIV in quarterly installments over a period of 2 years from the date of the agreement. The Company has been paid an initial 10,000,000 common shares upon closing of the agreement which were valued at the closing price of ILIV stock on November 1, 2013 which was $0.001. This resulted in the Company recording an available-for-sale securities asset of $10,000. The available-for-sale securities asset was revalued at December 31, 2014 using the closing price of ILIV of $0.0006 per share which resulted in the Company recording an unrealized gain on available-for-sale securities of $2,034.

Employment Agreement with Chief Executive Officer, Wayne Irving

On August 1, 2011, the Company’s wholly owned subsidiary, Ad Shark, entered into an employment agreement with its President Wayne Irving. The term of employment shall be three (3) years, commencing on the August 1, 2011 and terminating on July 31, 2014, or at a later mutually agreeable date. Salary compensation is to be paid at the rate of $88,500 annually, payable on a monthly basis. On the anniversary of employment, this rate will increase 5% annually. Monster Arts, Inc. absorbed the employment agreement when Ad Shark was dissolved in early 2014. As of December 31, 2014 and December 31, 2013, the Company had accrued wages of $46,800 and $155,706, respectively which are included in accounts payable and accrued expenses to related party balance. In the year ended December 31, 2014, the Company entered into a debt settlement agreement with its chief executive officer, Wayne Irving, whereby the Company issued 350,000,000 shares of common stock for the reduction of $87,500 in accrued payroll liability.

NOTE 12 – RELATED PARTY TRANSACTIONS

Issuance of Preferred Stock

The Company has 20,000,000 Series A preferred shares issued and outstanding as of December 31, 2014 which were issued to the Company’s chief executive officer, Wayne Irving II, for services rendered.

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

Appointment of Chief Financial Officer

In August of 2014, the Company appointed Tisha Lawton as the Secretary, Treasurer and Chief Financial Officer of the Company. Ms. Lawton is a sibling of our Chief Executive Officer, Wayne Irving II. Tisha Lawton resigned as Secretary, Treasure and Chief Financial Officer of the Company in December of 2014. Wayne Irving II assumed her title as Chief Financial Officer.

Equity interest in Candor Homes Corporation

On April 25, 2014, the Company entered into a subscription agreement to buy 53,000 shares of common stock of Candor Homes Corporation, (“CH, Inc.”) for $10,000 which represents 53% of the equity interest in CH, Inc. As of December 31, 2014, there has been no activity with CH, Inc. and the Company has recorded accounts payable to related party balance of $10,000. The only two directors of CH, Inc. are our chief executive officer, Wayne Irving II and his sister. CH, Inc. is activity analyzing potential land investments in Central Iowa where new homes could be built. As of December 31, 2014, there are no assets, liabilities or activity in CH, Inc.

Asset Purchase Agreement with Iconosys for TAVG

The Company approved the execution of certain asset purchase and domain name, web site content and trademark assignment agreement dated August 8, 2013 with Iconosys, Inc., a private California corporation which shares an officer with the Company. See footnote 6 for additional details.

Management Service Agreement with Iconosys

On July 16, 2013, the Company executed a management service agreement with a subdivision of Iconosys called Text Kills. Iconosys shares an officer with the Company. The Company will provide service and management support for Text Kills events which includes but is not limited to raising awareness, public education campaigns, and managing the Text Kills tour bus. In the years ended December 31, 2014 and 2013 the Company recognized $1,750 and $5,387 of commission revenues from related parties relating to Text Kills.

Notes Payable to Related Parties

In 2012, the Company had certain debts paid directly by Iconosys, a private California corporation which shares an officer with the Company. The amounts paid on behalf of the Company totaled $13,250 as of December 31, 2014 and December 31, 2013. They were recorded as a note payable to related party. The note payable has terms of 0% interest and is payable on demand.

Pursuant to the asset purchase agreement with Iconosys executed on August 8, 2013, further described in Note 6, the Company issued a promissory note to Iconosys in the amount of $45,000, due August 7, 2014, with annum interest of 4% for the purchase of TAVG (see Note 6). As of December 31, 2014, the note to Iconosys has a balance of $2,244.

At December 31, 2014 and December 31, 2013, the Company had notes payable to related parties balance of $15,494 and $57,480.

Loan receivable to related party

The Company’s subsidiary, Ad Shark Inc., has a $300,000 line of credit agreement with Iconosys. The line of credit agreement has terms of 4%, payable on demand. Iconosys is a private California corporation which shares an officer with the Company. Mr. Irving was appointed CFO in May of 2012 and then appointed CEO in late 2012. Iconosys was at one time the parent company to Ad Shark, Inc. At December 31, 2014 and December 31, 2013, the total loan receivable balance advanced to Iconosys is $284,943 and $290,532, respectively. At December 31, 2014 and December 31, 2013, the accrued interest receivable to related party balance was $26,715 and $15,577, respectively.

Employment Agreement with Chief Executive Officer, Wayne Irving

On August 1, 2011, the Company’s wholly owned subsidiary, Ad Shark, entered into an employment agreement with its President Wayne Irving. The term of employment shall be three (3) years, commencing on the August 1, 2011 and terminating on July 31, 2014, or at a later mutually agreeable date. Salary compensation is to be paid at the rate of $88,500 annually, payable on a monthly basis. On the anniversary of employment, this rate will increase 5% annually. Monster Arts, Inc. absorbed the employment agreement when Ad Shark was dissolved in early 2014. As of December 31, 2014 and December 31, 2013, the Company had accrued wages owed to Wayne Irving II in the amounts of $46,800 and $155,706.

Employment Agreement with Chief Financial Officer, Tisha Lawton

In August of 2014, the Company appointed Tisha Lawton as the Secretary, Treasurer and Chief Financial Officer of the Company. The Company will pay Mrs. Lawton a yearly salary of $10,000. As additional compensation, Mrs Lawton will be paid 5,000,000 shares of restricted common stock per calendar quarter or the equivalent of $12,000, whichever is less. In the year ended December 31, 2014, the Company issued 5,000,000 common shares to Mrs. Lawton. In December of 2014, Mrs. Lawton resigned as the Secretary, Treasurer and Chief Financial Officer of the Company. Her employment agreement was cancelled in December of 2014.

Loan from Officer

The Company was loaned money by Wayne Irving, the chief executive officer of the Company, with 0% interest and payable on demand. At December 31, 2014 and 2013 the loan from officer balance was $2,500 and $17,021.

Master Purchase Agreement with Iconosys

On March 4, 2013, the Company and Iconosys, a privately held corporation, which shares an officer with the Company, entered into a Master Purchase Agreements in order for the Company to purchase, and for Iconosys to sell, certain intellectual property assets, including, without limitation, domain names, trademarks, smart phone apps. In addition, the Company received 15,046,078 shares of Iconosys common stock, $0.001 par value, as consideration for the cancellation of $295,862 in advances to Iconosys and $2,884 in accrued interest receivable. The Iconosys stock received accounts for approximately 10% of the 150,460,781 shares of Iconosys issued and outstanding as of December 31, 2014.

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

1.	On August 28, 2014, the Board of Directors and majority shareholders of Monster Arts Inc., approved a reverse stock split of one for 200 hundred (1:200) of the Company's total issued and outstanding shares of common stock. The Stock Split was effected on January 16, 2015 based upon the filing of appropriate documentation with FINRA. The Stock Split decreased the Company's total issued and outstanding shares of common stock from approximately 2,182,007,174 shares to 10,910,194 shares of common stock.

2.	From January 1, 2015 through the date of this filing, the Company issued 827,826,153 post reverse stock split shares of common stock of which 827,626,153 shares were for the reduction of $75,992 in principle convertible debt and $4,674 in accrued interest and 200,000 shares were for services valued at $4,000.

3.	On March 12, 2015, the Company entered into the Equity Purchase Agreement with Premier Venture. Pursuant to the terms and provisions of the Equity Purchase Agreement, for a period of thirty-six (36) months commencing on the date of effectiveness of the Registration Statement. Premier Venture shall commit to purchase up to $5,000,000 of the Company's common stock, $.001 par value (the "Shares"), pursuant to Puts (as defined below) covering the Registrable Securities (as defined below). The Purchase Price for the Shares for each Put shall be the put amount multiplied by seventy percent (70%) of the lowest individual daily VWAP of the Shares during the pricing period less six hundred dollars ($600.00). The maximum number of Shares that the Company shall be entitled to Put to Premier Venture per any applicable Put Notice (the “Put Amount”) shall not exceed the lesser of (i) 200% of the average daily trading volume of Company’s common stock on the five trading days prior to the date the Put Notice is received by Premier Venture; and (ii) 120% of the highest put amount on any put notice delivered under the Equity Purchase Agreement (the amount shall never be less than 1,000,000 shares). Notwithstanding the preceding sentence, the Put Amount cannot exceed 4.99% of the outstanding shares of the Company.

4.	On March 12, 2015, the Company entered into the Registration Rights Agreement with Premier Venture. Pursuant to the terms and provisions of the Registration Rights Agreement, the Company is obligated to file a registration statement (the "Registration Statement") with the Securities and Exchange Commission to cover the Registrable Securities within thirty (30) days from the date of execution of the Registration Rights Agreement. The Company must use its commercially reasonable efforts to cause the Registration Statement to be declared effective by the Securities and Exchange Commission.

5.	On March 13, 2015, Carebourn Capital, L.P. entered into a purchase and assignment agreement with Brent Denlinger, holder of a $15,000 convertible promissory note with the Company, to purchase and assign the note in full which included accrued interest of $1,554. The original note bears interest of 9.9% per annum and has a maturity date of April 16, 2015. The convertible note’s principle and accrued interest may be converted into shares of the Company’s stock at a conversion rate equal to 60% of the lowest closing bid price in the ten days prior to conversion.

6.	On March 19, 2015 the Company entered into a securities purchase agreement and convertible promissory note with Carebourn Capital, L.P., a Delaware limited partnership, for the sum of $41,500. The Company received $35,000 cash with the remaining $6,500 being classified as original issue discount. The note bears interest of 12% per annum, matures on December 19, 2015 and may be converted into shares of the Company at a conversion rate of 50% multiplied by average of the lowest three (3) trading prices ten (10) trading days prior to the conversion date.

7.	On April 1, 2015, the Company issued a replacement convertible promissory note to Darling Capital, LLC in the amount of $33,000 plus accrued interest of $3,119. Darling Capital, LLC purchased a portion of a convertible promissory note dated April 1, 2014 issued to Anibus Capital Partners in the original amount of $127,900. The replacement convertible promissory note bears interest of 10% per annum and is due on July 12, 2015.

NOTE 14 – RESTATED FINANCIAL STATEMENTS

The Company has restated its consolidated balance sheet as of December 31, 2013, its consolidated statement of operations for the year ended December 31, 2013 and its consolidated statement of cash flows for the year ended December 31, 2013 for the following;

1.	Recalculation of derivative liability and debt discount relating to the Company’s outstanding convertible debentures.

The following are previously recorded and restated balances as of December 31, 2013, for the year ended December 31, 2013.

MONSTER ARTS, INC.
(Formerly MONSTER OFFERS)
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	December 31, 2013
	Originally
	Reported	Restated	Difference
Cash	$46,234	$46,234	$-
Accounts receivable, net of allowance for doubtful accounts of $1,250	4,173	4,173	-
Loan receivable to related party	290,532	290,532	-
Interest receivable to related party	15,577	15,577	-
Prepaid expenses	139,996	139,996	-
Total Current Assets	496,512	496,512	-

Fixed Assets
Property and equipment, net	460	460	-
Total Fixed Assets	460	460	-

Other Assets
Available-for-sale securities	6,000	6,000	-
Total Other Assets	6,000	6,000	-

Total Assets	$502,972	$502,972	$-

Liabilities and Stockholders' Equity:
Current Liabilities
Accounts payable & accrued expenses	$67,586	$67,586	$-
Accounts payable & accrued expenses to related parties	169,577	165,913	3,664
Accrued interest	11,659	11,659	-
Deferred revenues	18,359	18,359	-
Loan from officer	17,021	17,021	-
Notes payable	10,161	10,161	-
Notes payable to related party	57,480	57,480	-
Convertible notes payable, net of discounts	261,945	148,584	113,361
Derivative Liability	21,876,947	994,778	20,882,169
Total Liabilities	22,490,735	1,491,541	20,999,194

Stockholders' Equity:
Common stock, $0.001 par value 5,000,000,000 shares authorized, 2,182,007,174 and 29,201,615 shares issued and outstanding, respectively	29,202	29,202	-
Additional paid in capital	6,121,441	6,126,501	(5,060)
Stock subscription payable	493,673	488,613	5,060
Accumulated Comprehensive Gain / (Loss)	(4,000)	(4,000)	-
Deficit accumulated during the development stage	(28,628,079)	(7,628,885)	(20,999,194)
Total stockholders' equity (deficit)	(21,987,763)	(988,569)	(20,999,194)

Total Liabilities and Stockholders' Equity	$502,972	$502,972	$-

The accompanying notes are an integral part of these financial statements.

MONSTER ARTS, INC.

(Formerly MONSTER OFFERS)

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year ended
	December 31, 2013
	Originally
	Reported	Restated	Difference
Commissions	$13,750	$13,750	$-
Commissions- related parties	11,470	-	11,470
License revenues	-	18,163	(18,163)
Services	1,961	14,097	(12,136)
Services- related party	5,387	5,387	-
Other revenues	-	-	-
	32,568	51,397	(18,829)

Cost of services	12,627	4,838	7,789

Gross Profit	19,941	46,559	(26,618)

Operating expenses:
General and administration	80,399	1,090,191	(1,009,792)
Consulting	991,122	192,635	798,487
Wages	177,642	68,017	109,625
Marketing and promotions	17,097	5,000	12,097
Depreciation and amortization	44,974	470	44,504
Professional fess	121,519	91,855	29,664
Total operating expenses	1,432,753	1,448,168	(15,415)

Income (Loss) from operations	(1,412,812)	(1,401,609)	(11,203)

Other income and (expenses):			-
Interest expense	(14,950)	(270,120)	255,170
Interest expense- derivative	(21,876,947)	(3,947,092)	(17,929,855)
Interest income	9,643	9,643	-
Gain/(Loss) on derivative adjustment	-	3,372,238	(3,372,238)
Loss on debt settlement	-	-	-
Debt forgiveness	4,096	4,096	-
Refund on expenses	-	-	-
Impairment expense	-	-	-
Total other income and (expenses)	(21,878,158)	(831,235)	(21,046,923)

Net loss before taxes	$(23,290,970)	$(2,232,844)	$(21,058,126)
			-
Tax provisions	-	-	-

Net loss after taxes	$(23,290,970)	$(2,232,844)	$(21,058,126)

Other Comprehensive Income:
Unrealized loss/(gain) on available-for-sale securities	4,000	4,000	-

Other Comprehensive Income (Loss)	$(23,294,970)	$(2,236,844)	$(21,058,126)

Basic & diluted loss per share	$(3.28)	(0.31)	$(3)

Weighted average shares outstanding	7,102,414	7,102,414	-

The accompanying notes are an integral part of these financial statements.

PRIMCO MANAGEMENT INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
	December 31, 2013
	Originally
	Reported	Restated	Difference
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss for the period	$(23,290,970)	$(2,232,844)	$(21,058,126)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Impairment loss	-	-	-
License revenues- non cash	-	-	-
Available-for-sale securities revenues	(3,050)	(3,050)	-
Debt discount	-	255,230	(255,230)
Non-cash compensation	-	-	-
Forgiveness of debt	-	-	-
Financing fees	-	-	-
(Gain)/loss on change in derivative adjustment	21,876,947	574,854	21,302,093
Stock for services expense	998,568	998,568	-
Stock options for services	-	-	-
Stock for note extension	-	-	-
Convertible note issued for consulting services	-	-	-
Bad debt	-	-	-
Loss on debt settlement	-	-	-
Strategic alliance costs	-	-	-
Effect from share exchange	-	-	-
Master purchase agreement	(298,745)	(298,745)	-
Depreciation and amortization	44,974	44,974	-
Changes in Operated Assets and Liabilities:
(Increase) decrease in prepaids	-	-	-
(Increase) decrease in accounts receivable	-	-	-
Increase in interest receivable	(6,737)	(6,737)	-
Increase (decrease) in loan receivable to related party	18,356	18,356	-
Increase in deferred revenues	18,359	18,359	-
Increase (decrease) in accounts payable and accrued expenses	65,480	54,217	11,263
Increase in accounts payable to related parties	42,358	42,358	-
Increase (decrease) in accrued interest	9,847	9,847	-
Net cash (used) in operating activities	(524,613)	(524,613)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of stock	168,875	168,875	-
Stock subscription payable	7,000	7,000	-
Proceeds from officer loan	18,165	18,165	-
Payments on officer loan	(102,270)	(102,270)	-
Proceeds from convertible notes	286,865	286,865	-
Payments on convertible notes	-	-	-
Proceeds from notes payable	10,161	10,161	-
Payments on notes payable	-	-	-
Proceeds from notes payable to related party	(770)	(770)	-
Payments on notes payable to related party	-	-	-
Contributed Capital	-	-	-
Net Cash Provided by Financing Activities	388,026	388,026	-

Net (Decrease) Increase in Cash	(136,586)	(136,586)	-
Cash at Beginning of Period	182,820	182,820	-
Cash at End of Period	$46,234	$46,234	$-

SUPPLEMENTAL DISCLOSURES:
Income Taxes Paid	-	-	-
Interest Paid	-	-	-

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Stock issued for purchase of license	-	-	-
Stock issued for conversion of convertible notes payable	128,165	128,165	-
Stock issued for debt settlement	-	-	-
Increase in prepaid stock compensation	-	-	-

The accompanying notes are an integral part of these financial statements.

