Form 10-Q
period 2015-06-30
Monster Arts Inc.
filed 2015-10-21
CIK 1423746

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2015

OR

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________ .

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

Table of Contents

Monster Arts, Inc.

Index to Form 10-Q

For the Quarterly Period Ended June 30, 2015

MONSTER ARTS, INC.

(Formerly MONSTER OFFERS)

(A Development Stage Company)

BALANCE SHEETS

	June 30,	December 31,
	2015	2014
Assets:
Current Assets
Cash	$-	$16,116
Loan receivable to related party	284,943	284,943
Interest receivable to related party	32,413	26,715
Prepaid expenses	-	53,240
Total Current Assets	317,356	381,014

Other Assets
Available-for-sale securities	-	1,619
Total Other Assets	-	1,619

Total Assets	$317,356	$382,633

Liabilities and Stockholders' Equity:
Current Liabilities
Accounts payable & accrued expenses	$32,875	$53,834
Accounts payable & accrued expenses to related parties	48,010	68,156
Bank overdraft	263	-
Accrued interest	105,296	67,907
Deferred revenues	12,717	34,709
Loan from officer	5,000	2,500
Notes payable to related party	15,494	15,494
Convertible notes payable, net of discounts of $221,059 and $339,934	669,342	556,116
Derivative Liability	922,017	1,564,098
Total Liabilities	1,811,014	2,362,814

Stockholders' Equity:
Preferred stock, $.001 par value 80,000,000 shares authorized, 20,000,000 shares issued and outstanding, respectively	20,000	20,000
Series A preferred stock, $.001 par value 10,000,000 shares authorized, 0 shares issued and outstanding, respectively	-	-
Common stock, $0.001 par value 5,000,000,000 shares authorized, 209,696,681 and 10,910,194 shares issued and outstanding, respectively	209,696	10,910
Additional paid in capital	7,019,274	7,315,474
Stock payable	200,000	-
Accumulated Comprehensive Gain / (Loss)	-	(1,966)
Deficit accumulated during the development stage	(8,942,628)	(9,324,599)
Total stockholders' equity (deficit)	(1,493,658)	(1,980,181)

Total Liabilities and Stockholders' Equity	$317,356	$382,633

The accompanying notes are an integral part of these financial statements.

MONSTER ARTS, INC.

(Formerly MONSTER OFFERS)

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Commissions	$-	$-	$-	$-
Services	8,652	40,144	24,048	97,463
Services- related party	-	964	-	1,227
Other revenues	-	-	1,600	-
	8,652	41,108	25,648	98,690

Cost of revenues	1,206	5,624	3,207	19,211

Gross Profit	7,446	35,484	22,441	79,479

Operating expenses:
General and administration	-	88,713	15,284	105,232
Consulting	-	403,374	59,440	620,256
Wages	23,486	41,940	47,015	80,833
Professional fess	900	73,533	2,400	90,016
Total operating expenses	24,386	607,560	124,139	896,337

Income (Loss) from operations	(16,940)	(572,076)	(101,698)	(816,858)

Other income and (expenses):
Interest expense	(19,372)	(17,555)	(41,236)	(26,787)
Interest expense- derivative	(73,686)	(1,689,122)	(160,375)	(1,689,122)
Interest income	2,850	2,200	5,699	4,400
Gain/(Loss) on derivative adjustment	257,545	300,773	683,581	902,318
Total other income and (expenses)	167,337	(1,403,705)	487,669	(809,191)

Net loss before taxes	$150,397	$(1,975,781)	$385,971	$(1,626,049)

Tax provisions	-	-	-	-

Net loss after taxes	$150,397	$(1,975,781)	$385,971	$(1,626,049)

Other Comprehensive Income:
Unrealized (loss)/gain on available-for-sale securities	-	43,800	(4,000)	(34,200)

Other Comprehensive Income (Loss)	$150,397	$(1,931,981)	$381,971	$(1,660,249)

Basic & diluted loss per share	$0.02	(0.95)	$0.06	(0.86)

Weighted average shares outstanding	6,347,825	2,075,499	6,080,010	1,882,762

The accompanying notes are an integral part of these financial statements.

MONSTER ARTS, INC.

(Formerly MONSTER OFFERS)

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss for the period	$385,971	$(1,626,049)
Adjustments to reconcile net loss to net cash provided by operating activities:
Marketable securities revenues	(21,992)	(9,177)
Original issue discount	6,500	-
Debt discount	118,875	1,689,122
(Gain)/loss on change in derivative adjustment	(642,081)	(902,318)
Stock for services expense	53,240	297,854
Convertible note issued for consulting services	-	127,900
Depreciation and amortization	-	394
Changes in Operated Assets and Liabilities:
(Increase) decrease in accounts receivable	-	(3,602)
Increase in interest receivable	(5,699)	(5,506)
Increase (decrease) in loan receivable to related party	-	3,402
Increase (decrease) in accounts payable and accrued expenses	(20,959)	(13,017)
Increase (decrease) in accounts payable to related parties	34,877	(16,708)
Increase (decrease) in accrued interest	37,389	22,195
Net cash (used) in operating activities	(53,879)	(435,510)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from officer loan	2,500	-
Payments on officer loan	-	(3,107)
Proceeds from convertible notes	35,000	593,721
Payments on notes payable	-	(5,161)
Payments on notes payable to related party	-	(1,500)
Net Cash Provided by Financing Activities	37,500	583,953

Net (Decrease) Increase in Cash	(16,379)	148,443
Cash at Beginning of Period	16,116	46,234
Cash (Overdraft) at End of Period	$(263)	$194,677

SUPPLEMENTAL DISCLOSURES:
Income Taxes Paid	$-	$-
Interest Paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Convertible note payable issued for consulting services	$-	$127,900
Stock issued for conversion of convertible notes payable	$44,649	$279,088
Stock issued for debt settlement	$-	$-
Increase in prepaid stock compensation	$-	$-

The accompanying notes are an integral part of these financial statements.

Monster Arts, Inc.

(A Development Stage Company)

Notes to Financial Statements

June 30, 2015 and December 31, 2014

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

NOTE 2 - GOING CONCERN

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. Since inception (February 23, 2007) the June 30, 2015, the Company incurred an accumulated deficit during development stage of approximately $8,942,628. The Company's ability to continue as a going concern is contingent upon its ability to achieve and maintain profitable operations and its ability to raise additional capital as required.

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

It is management's opinion, however, that all material adjustments (consisting of normal and recurring adjustments) have been made which are necessary for a fair financial statements presentation.  The results for the three months ended June 30, 2015 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2015.

Principles of consolidation

The accompanying consolidated financial statements include all of the accounts of the Company and Candor Homes Corporation as of June 30, 2015 and December 31, 2014.

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

Cash and Cash Equivalents

The Company considers all short-term investments with a maturity of three months or less at the date of purchase to be cash equivalents. As of June 30, 2015 and December 31, 2014, there are no cash equivalents.

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

As of June 30, 2015, the Company holds zero marketable securities. At December 31, 2014, the Company held 2,144,915 shares of Mind Solutions, Inc. and 6,593,500 shares of ILIV which based on the closing share prices resulted in the Company recording an available-for-sale securities balance of $1,619 and $6,000.

NOTE 5 - FIXED ASSETS

Property and equipment consists of the following at June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014
Property and equipment, net	$2,364	$2,364
Less: accumulated depreciation	2,364	2,364
Property and equipment, net	$-	$-

The Company acquired the property and equipment through the share exchange agreement with Ad Shark, Inc. on November 9, 2012. Therefore the Company only recognized depreciation on the equipment after the share exchange date. In the six months ended June 30, 2015 and 2014, the Company had $0 and $394 in depreciation expense

NOTE 6 - ASSET PURCHASE AGREEMENT WITH ICONOSYS (TAVG)

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

In accordance with the terms and provisions of the Asset Purchase Agreement, the Company shall pay to Iconosys a purchase price of $250,000 as follows: (i) $50,000 of the Purchase Price shall be paid in cash with a cash payment of $5,000 and $45,000 to be satisfied with the issuance of a promissory note dated August 8, 2013, due August 7, 2014, and with annum interest of 4%. The remaining $200,000 of the purchase price shall be paid in stock through a stock purchase agreement dated August 8, 2013 whereby the Company will issue Iconosys 1,052,632 common shares with a fair market price of $.0.19 (based on the closing trading price of the Company's shares of common stock on the OTCQB as of August 8, 2013. As of June 30, 2015 and December 31, 2014, the Company has a note payable balance of $2,244 pursuant to the note with Iconosys.

Deferred Revenues (TAVG Membership Sales)

In the six months ended June 30, 2015 and 2014, the Company recognized $23,773 and $15,121 in services income relating to the TAVG asset. As of June 30, 2015 and December 31, 2014 the Company recorded deferred revenues of $12,717 and $34,709 relating to TAVG membership sales. The Company recognizes revenues over each member’s respective one year subscription term.

NOTE 7 - CONVERTIBLE NOTES PAYABLE

Christopher Thompson

On May 1, 2014, the Company entered into a Securities Purchase Agreement and convertible promissory note with Christopher Thompson in the amount of $15,000. The convertible promissory note has interest at 9.9% per annum, unsecured, and due May 1, 2015. The convertible note’s principle and accrued interest may at any time be converted into shares of the Company’s stock at a conversion rate equal to 60% of the lowest closing bid price in the ten days prior to conversion. On March 15, 2015, Christopher Thompson and Atlas Long Term Growth Fund (Atlas) executed a purchase and assignment agreement whereby Christopher Thompson assigned $30,000 in total to Atlas, which included the $15,000 note dated May 1, 2014. This resulted in a zero debt balance as of June 30, 2015.

On July 1, 2014, the Company entered into a convertible promissory note with Christopher Thompson in the amount of $15,000. The convertible promissory note has interest at 9.9% per annum, unsecured, and due July 1, 2015. The convertible note’s principle and accrued interest may be converted into shares of the Company’s stock at a conversion rate equal to 60% of the lowest closing bid price in the ten days prior to conversion. On March 15, 2015, Christopher Thompson and Atlas Long Term Growth Fund (Atlas) executed a purchase and assignment agreement whereby Christopher Thompson assigned $30,000 in total to Atlas, which included the $15,000 note dated July 1, 2014. This resulted in a zero debt balance as of June 30, 2015.

On August 1, 2014, the Company entered into a convertible promissory note with Christopher Thompson in the amount of $30,000. The convertible promissory note has interest at 9.9% per annum, unsecured, and due February 1, 2015. The convertible note’s principle and accrued interest may be converted into shares of the Company’s stock at a conversion rate equal to 60% of the lowest closing bid price in the ten days prior to conversion. In the six months ended June 30, 2015, the Company paid $2,500 cash toward this note which left a balance of 27,500.

On September 29, 2014, the Company entered into a convertible promissory note with Christopher Thompson in the amount of $30,000. The convertible promissory note has interest at 9.9% per annum, unsecured, and due March 29, 2015. The convertible note’s principle and accrued interest may be converted into shares of the Company’s stock at a conversion rate equal to 60% of the lowest closing bid price in the ten days prior to conversion. As of June 30, 2015, there has been no debt converted on this note.

LG Capital Funding

On March 7, 2014, the Company entered into a convertible promissory note with LG Capital Funding, LLC for an amount of $32,000 with 8% per annum and a maturity date of March 7, 2015. The convertible note’s principle and accrued interest may be converted into shares of the Company’s stock at a conversion rate equal to 60% of the lowest closing bid price in the fifteen days prior to conversion. As of June 30, 2015, there has been $15,890 of principle converted into 15,451,383 post reverse split shares of common stock, leaving a balance of $14,759. The shares were issued free of any restrictions as permitted by Section 3(a)(10) of the Securities Act.

On June 16, 2014, the Company entered into a convertible promissory note with LG Capital Funding, LLC for an amount of $42,000 with 8% per annum and a maturity date of June 16, 2015. The convertible note’s principle and accrued interest be converted into shares of the Company’s stock at a conversion rate equal to 55% of the lowest closing bid price in the fifteen days prior to conversion. As of June 30, 2015, there has been no debt converted on this note.

JMJ Financial

On March 15, 2014, the Company entered into a convertible promissory note with JMJ Financial for up to $500,000 with interest of 12% per annum. The convertible note’s principle and accrued interest may be converted into shares of the Company’s stock at a conversion rate equal to 60% of the lowest closing bid price in the twenty-five days prior to conversion. In March of 2014, the Company received $30,000 with $7,333 of original issue discount. In June of 2014, the Company received an additional $30,000 with $7,333 of original issue discount. In September of 2014, the Company received an additional $30,000 with $7,333 of original issue discount. As of December 31, 2014, the Company has received $90,000 cash and recorded $22,000 of original issue discount pursuant to this convertible promissory note with JMJ Financial. As of June 30, 2015, JMJ Financial has converted $18,566 of principle into 12,459,000 post reverse split shares of common stock resulting in a balance of $93,434. The shares were issued free of any restrictions as permitted by Section 3(a)(10) of the Securities Act.

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

As of June 30, 2015, as permitted by the court order and the Settlement Agreement and Stipulation, the Company has issued 9,180,000 post reverse split shares to IBC LLC for the conversion of $144,070, leaving a balance of $70,071. The shares were issued free of any restrictions as permitted by Section 3(a)(10) of the Securities Act.

WHC Capital, LLC

On April 30, 2014, the Company entered into a convertible promissory note with WHC Capital, LLC in the amount of $22,000 , with interest of 12% per annum, unsecured, and due April 30, 2015. The convertible note’s principle and accrued interest may be converted into shares of the Company’s stock at a conversion rate equal to 55% of the lowest closing bid price in the fifteen days prior to conversion. As of June 30, 2015, there has been $8,421 of principle converted into 5,130,010 post reverse split shares of our common stock, leaving a balance of $13,528. The shares were issued free of any restrictions as permitted by Section 3(a)(10) of the Securities Act.

On July 11, 2014, the Company entered into a Securities Exchange and Settlement Agreement (SE&S) with WHC Capital, LLC (WHC, LLC), whereby WHC, LLC purchased $5,161 of note payables debt due to Jennifer Salwender pursuant to an Assignment of Debt Agreement. The convertible note’s principle and accrued interest may be converted into shares of the Company’s stock at a conversion rate equal to 55% of the lowest closing bid price in the fifteen days prior to conversion. As of June 30, 2015, there has been no debt converted on this note.

Jennifer Salwender

On May 15, 2014, the Company entered into a convertible promissory note with Jennifer Salwender in the amount of $20,000 with 9.9% interest per annum and a maturity date of May 15, 2015. The convertible note’s principle and accrued interest may be converted into common shares of the Company’s after 180 days from the issuance date at a discount of 40% off the lowest closing traded price during the prior 10 trading days to a notice of conversion. As of June 30, 2015, there has been no debt converted on this note.

On June 14, 2014, the Company entered into a convertible promissory note with Jennifer Salwender in the amount of $20,000 with 9.9% interest per annum and a maturity date of June 14, 2015. The convertible note’s principle and accrued interest may be converted into common shares of the Company’s after 180 days from the issuance date at a discount of 40% off the lowest closing traded price during the prior 10 trading days to a notice of conversion. As of June 30, 2015, there has been no debt converted on this note.

ADAR BAYS, LLC

On May 2, 2014, the Company entered into a convertible promissory note with ADAR BAYS, LLC in an amount of $30,000 with 8% per annum and a maturity date of May 2, 2015. The convertible note’s principle and accrued interest may be converted into shares of the Company’s stock at a conversion rate equal to 50% of the lowest closing bid price in the fifteen days prior to conversion. As of June 30, 2015, ADAR BAYS, LLC converted $900 of principle into 360,000 reverse stock split shares, leaving a note balance of $29,100.

KBM Worldwide, Inc.

On June 13, 2014, the Company entered into a convertible promissory note with KBM Worldwide, Inc. in an amount of $63,000 with 8% per annum and a maturity date of March 17, 2015. The convertible note’s principle and accrued interest may be converted into shares of the Company’s stock at a conversion rate equal to 55% of the lowest closing bid price in the ten days prior to conversion. As of June 30, 2015, KBM converted $6,440 of principle into 4,583,227 reverse stock split shares of common stock, leaving a balance of $56,560.

Anubis Capital Partners

On April 1, 2014, the Company executed a convertible promissory note with Anubis Capital Partners in the amount of $127,900 with interest of 10% per annum and a maturity date of April 1, 2015. The convertible promissory note was executed in return for consulting services provided to the Company. The convertible note’s principle and accrued interest may be converted into shares of the Company’s stock at a conversion rate equal to 50% of the lowest closing bid price in the twenty days prior to conversion. On June 27, 2014, Anubis Capital Partners entered into a purchase and assumption agreement with Beaufort Capital Partners, LLC whereby Anubis Capital Partners assigned a $63,950 of their note balance to Beaufort Capital Partners, LLC. As of June 30, 2015, Anubis Capital Partners has a balance on this note of $63,950.

On October 1, 2014, the Company executed a convertible promissory note with Anubis Capital Partners in the amount of $83,950 with interest of 8% per annum and a maturity date of October 1, 2015. The convertible promissory note was executed in return for three (3) months of consulting services provided to the Company. The convertible note’s principle and accrued interest may be converted into shares of the Company’s stock at a conversion rate equal to 50% of the lowest closing bid price in the twenty days prior to conversion. As of June 30, 2015, there have been no conversion or payments against this note, leaving a balance of $83,950.

Beaufort Capital Partners, LLC

On June 27, 2014, the Company entered into a convertible promissory note with Beaufort Capital Partners LLC in the amount of $75,000, includes $25,000 of original issue discount, with 12% interest per annum and a maturity date of December 27, 2014. The convertible note’s principle and accrued interest may be converted into common shares of the Company’s after the maturity date at a discount of 50% off the lowest traded price during the prior 20 trading days to a notice of conversion. As of June 30, 2015, Beaufort has converted $3,619 of debt on this note into 6,498,094 post reverser split shares of common stock, leaving a balance $73,856. The shares were issued free of any restrictions as permitted by Section 3(a)(10) of the Securities Act.

On June 27, 2014, Beaufort Capital Partners, LLC (“Beaufort”) entered into a purchase and assumption agreement whereby Beaufort would purchase a portion of a convertible promissory note originally issued to Anubis Capital Partners on April 1, 2014 in the amount of $127,900 with interest of 10% per annum and a maturity date of April 1, 2015. The convertible note’s principle and accrued interest may be converted into shares of the Company’s stock at a conversion rate equal to 50% of the lowest closing bid price in the twenty days prior to conversion. As of June 30, 2015, there has been no debt converted on this note.

Sojourn Investments, LP

On July 14, 2014, the Company entered into a Debt Purchase Agreement with Sojourn Investments, LP whereby the Company issued a convertible promissory note in the amount of $37,500 which included $12,500 of original issue discount and due on June 14, 2015. The convertible note has interest of 12% per annum and is convertible into common shares of the Company at a conversion rate of 50% off the lowest trading market price for 20 days prior to conversion. In the three months ended June 30, 2015, Sojourn converted $285 of principle into 3,625,000 reverse stock split shares of common stock, leaving a balance of $36,145.

On November 15, 2014, the Company entered into a convertible promissory note with Sojourn Investments, LP in the amount of $7,500 which included $1,500 of original issue discount and due on November 15, 2015. The convertible note has interest of 12% per annum and is convertible into common shares of the Company at a conversion rate of 50% off the lowest trading market price for 20 days prior to conversion. As of June 30, 2015, there has been no debt converted on this note.

Ambrosial Consulting Group

On October 15, 2014, the Company executed a convertible promissory note with Ambrosial Consulting Group in the amount of $67,250 with interest of 8% per annum and a maturity date of October 15, 2015. The convertible promissory note was executed in return for six (6) months of consulting services to be provided to the Company. The convertible note’s principle and accrued interest may be converted into shares of the Company’s stock at a conversion rate equal to 50% of the lowest closing bid price in the twenty (20) days prior to conversion. In the six months ended June 30, 2015, Ambrosial assigned $20,000 to Carebourn Capital, L.P., leaving a principle balance of $47,250.

Atlas Long Term Growth Fund

On March 15, 2015, Christopher Thompson and Atlas Long Term Growth Fund (Atlas) executed a purchase and assignment agreement whereby Christopher Thompson assigned $30,000 of convertible debt to Atlas which pertains to a convertible note payable dated July 1, 2014, entered into by Christopher Thompson. The convertible promissory note has interest at 9.9% per annum, unsecured, and is due July 1, 2015. The convertible note’s principle and accrued interest may be converted into shares of the Company’s stock at a conversion rate equal to 60% of the lowest closing bid price in the ten days prior to conversion. In the six months ended June 30, 2015, Atlas converted $1,744 of debt into 5,789,845 post reverse split shares of common stock. As of June 30, 2015, there was a balance of $28,256 on this convertible note.

Carebourn Capital, L.P.

On March 13, 2015, Carebourn Capital, L.P. entered into a purchase and assignment agreement with Brent Denlinger, holder of a $15,000 convertible promissory note with the Company, to purchase and assign the note in full which included accrued interest of $1,554. The original note bears interest of 9.9% per annum and has a maturity date of April 16, 2015. The convertible note’s principle and accrued interest may be converted into shares of the Company’s stock at a conversion rate equal to 60% of the lowest closing bid price in the ten days prior to conversion. As of June 30, 2015, no principle has been converted on this note.

On March 13, 2015, Carebourn Capital, L.P. entered into a purchase and assignment agreement with Ambrosial Consulting Group LLC, holder of a $20,000 convertible promissory note with the Company, to purchase and assign the note in full. The original note bears interest of 9.9% per annum and has a maturity date of May 15, 2015. The convertible note’s principle and accrued interest may be converted into shares of the Company’s stock at a conversion rate equal to 60% of the lowest closing bid price in the ten days prior to conversion. In the six months ended June 30, 2015, Carebourn converted $15,486 of convertible debt into 46,138,842 post reverse split shares of common stock, leaving a balance on the note of $4,514.

On March 19, 2015 the Company entered into a securities purchase agreement and convertible promissory note with Carebourn Capital, L.P., a Delaware limited partnership, for the sum of $41,500. The Company received $35,000 cash with the remaining $6,500 being classified as original issue discount. The note bears interest of 12% per annum, matures on December 19, 2015 and may be converted into shares of the Company at a conversion rate of 50% multiplied by average of the lowest three (3) trading prices ten (10) trading days prior to the conversion date. As of June 30, 2015, no principle has been converted on this note.

Darling Capital, LLC

On April 1, 2015, the Company issued a replacement convertible promissory note to Darling Capital, LLC in the amount of $33,000 plus accrued interest of $3,119. Darling Capital, LLC purchased a portion of a convertible promissory note dated April 1, 2014 issued to Anibus Capital Partners in the original amount of $127,900. The replacement convertible promissory note bears interest of 10% per annum and is due on July 12, 2015. The convertible note’s principle and accrued interest may be converted into shares of the Company’s stock at a conversion rate equal to 50% of the lowest closing bid price in the twenty days prior to conversion. In the six months ended June 30, 2015, Carebourn converted $15,486 of convertible debt into 40,218,507 post reverse split shares of common stock, leaving a balance on the note of $29,557.

The following table summarizes the total outstanding principle on convertible notes payable:

	June 30, 2015	December 31, 2014

Convertible Notes Payable- Asher Enterprises, Inc.	$300	$300
Convertible Notes Payable - Tangier Investors, LLP	-	-
Convertible Note Payable- Premier Venture Partners LLC	-	-
Convertible Note Payable- Dennis Pieczarka	2,500	2,500
Convertible Note payable - Christopher Thompson	57,500	90,000
Convertible Note payable - James Ault	2,565	2,565
Convertible Note payable - Charles Knoop	1,000	1,000
Convertible Note payable - LG Capital Funding	56,759	58,555
Convertible Note payable - JMJ Financial	93,434	98,020
Convertible Note payable - IBC Funds, LLC	64,251	71,071
Convertible Note payable - WHC Capital, LLC	18,689	21,077
Convertible Note payable - ADAR BAYS, LLC	29,100	30,000
Convertible Note payable - Brent Delinger	-	15,000
Convertible Note payable - Jessie Redmayne	5,000	5,000
Convertible Note payable - Jennifer Salwender	40,000	40,000
Convertible Note payable - Anibus Capital Partners	114,900	147,900
Convertible Note payable - Beaufort Capital Partners, LLC	135,333	137,812
Convertible Note payable - KBM Worldwide	56,560	63,000
Convertible Note payable - Sojourn Investments, LP	43,645	45,000
Convertible Note payable - Ambrosial Consulting Group	47,250	67,250
Convertible Note payable - Carebourn Capital, L.P.	61,014	-
Convertible Note payable - Darling Capital, LLC	32,345	-
Convertible Note payable - Atlas Long Term Growth Fund	28,256	-
Less: Debt discount	(221,059)	(339,934)
Total Convertible Notes Payable, net of discounts	$669,342	$556,116

Debt Discount

In the six months ended June 30, 2015 and 2014, the Company recorded interest expense pertaining to debt discount on our convertible note in the amounts of $201,875 and $453,263. As of June 30, 2015 and December 31, 2014, the Company has a debt discount balance in the amounts of $221,059 and $339,934.

Accrued Interest

As of June 30, 2015 and December 31, 2014, the Company has an accrued interest balance pertaining to its outstanding liabilities in the amounts $105,286 and $67,907, respectively.

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

As of June 30, 2015 and December 31, 2014, the Company had $922,017 and $1,564,098 in derivative liability pertaining to the outstanding convertible notes.

The following is the range of variables used in revaluing the derivative liabilities at June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014
Annual dividend yield	0	0
Expected life (years) of	0.01 – .65	0.01 – .95
Risk-free interest rate	13%	13%
Expected volatility	461.8%	563.9%

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

Issuance of Common Stock

In the six months ended June 30, 2015, the Company issued 198,786,487 post reverse split shares of common stock, of which 194,786,487 shares were issued for the reduction of $44,649 in convertible debt and 200,000 shares were issued for services valued at $4,000 based on our closing trading stock price on the date of the executed consulting agreement.

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

Stock Payable

On April 1, 2015, the Company and its chief executive officer, Wayne Irving II, entered into a settlement agreement whereby Mr. Irving II agreed to settle $50,000 of accrued salary for 200,000,000 post reverse split shares of common stock. The 200,000,000 shares are not yet issued as of the date of this filing and are recorded as a stock payable on our balance sheet.

NOTE 9 – MATERIAL AGREEMENTS

Master Purchase Agreement with Iconosys

On March 4, 2013, the Company and Iconosys, a privately held corporation, which shares an officer with the Company, entered into a Master Purchase Agreements in order for the Company to purchase, and for Iconosys to sell, certain intellectual property assets, including, without limitation, domain names, trademarks, smart phone apps. In addition, the Company received 15,046,078 shares of Iconosys common stock, $0.001 par value, as consideration for the cancellation of $295,862 in advances to Iconosys and $2,884 in accrued interest receivable. The Iconosys stock received accounts for approximately 10% of the 150,460,781 shares of Iconosys issued and outstanding as of June 30, 2015.

Employment Agreement with Chief Executive Officer, Wayne Irving

On August 1, 2011, the Company’s wholly owned subsidiary, Ad Shark, entered into an employment agreement with its President Wayne Irving. The term of employment shall be three (3) years, commencing on the August 1, 2011 and terminating on July 31, 2014, or at a later mutually agreeable date. Salary compensation is to be paid at the rate of $88,500 annually, payable on a monthly basis. On the anniversary of employment, this rate will increase 5% annually. Monster Arts, Inc. absorbed the employment agreement when Ad Shark was dissolved in early 2014. As of June 30, 2015 and December 31, 2014, the Company had accrued wages of $49,581 and $46,800, respectively which are included in accounts payable and accrued expenses to related party balance.

In the year ended December 31, 2014, the Company entered into a debt settlement agreement with its chief executive officer, Wayne Irving, whereby the Company issued 1,750,000 post reverse split shares of common stock for the reduction of $87,500 in accrued payroll liability. On April 1, 2015, the Company and its chief executive officer, Wayne Irving II, entered into a settlement agreement whereby Mr. Irving II agreed to settle $50,000 of accrued salary for 200,000,000 post reverse split shares of common stock. The 200,000,000 shares are not yet issued as of the date of this filing and are recorded as a stock payable on our balance sheet.

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

Notes Payable to Related Parties

In 2012, the Company had certain debts paid directly by Iconosys, a private California corporation which shares an officer with the Company. The amounts paid on behalf of the Company totaled $13,250 as of June 30, 2015 and December 31, 2014. They were recorded as a note payable to related party. The note payable has terms of 0% interest and is payable on demand.

Pursuant to the asset purchase agreement with Iconosys executed on August 8, 2013, further described in Note 6, the Company issued a promissory note to Iconosys in the amount of $45,000, due August 7, 2014, with annum interest of 4% for the purchase of TAVG (see Note 6). As of June 30, 2015, the note to Iconosys has a balance of $2,244.

At June 30, 2015 and December 31, 2014, the Company had notes payable to related parties balance of $15,494.

Loan receivable to related party

The Company’s subsidiary, Ad Shark Inc., has a $300,000 line of credit agreement with Iconosys. The line of credit agreement has terms of 4%, payable on demand. Iconosys is a private California corporation which shares an officer with the Company. Mr. Irving was appointed CFO in May of 2012 and then appointed CEO in late 2012. Iconosys was at one time the parent company to Ad Shark, Inc. At June 30, 2015 and December 31, 2014, the total loan receivable balance advanced to Iconosys is $284,943, respectively. At June 30, 2015 and December 31, 2014, the accrued interest receivable to related party balance was $32,413 and $26,715, respectively.

Employment Agreement with Chief Executive Officer, Wayne Irving

On August 1, 2011, the Company’s wholly owned subsidiary, Ad Shark, entered into an employment agreement with its President Wayne Irving. The term of employment shall be three (3) years, commencing on the August 1, 2011 and terminating on July 31, 2014, or at a later mutually agreeable date. Salary compensation is to be paid at the rate of $88,500 annually, payable on a monthly basis. On the anniversary of employment, this rate will increase 5% annually. Monster Arts, Inc. absorbed the employment agreement when Ad Shark was dissolved in early 2014. As of June 30, 2015 and December 31, 2014, the Company had accrued wages owed to Wayne Irving II in the amounts of $22,812 and $46,800.

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

1.	From July 1, 2015 through the date of this filing, the Company issued 629,039,666 post reverse stock split shares of common stock for the reduction of $31,343 in principle convertible debt.

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

Results of Operations for the six months ended June 30, 2015 and 2014

Revenues

We generated $25,648 in revenues for the six months ended June 30, 2015 compared to $98,690 for the six months ended June 30, 2014, a decrease of $73,042. Monster generates revenues through a few revenue streams. One of which is through its exclusive partner to Max Apps for the purpose of developing and sharing in revenues of developed apps sold under the Max Apps brand. Project with Max Apps have materially decreased in 2015. Another revenue stream is our Travel America Visitor Guide (TAVG) network which sells one year memberships. The Company also generates revenue through app development consulting services. The Company executed an app development consulting service agreement with Mind Solutions, Inc. which is noted in the footnotes to our financial statements.

Cost of Revenues

The Company had cost of revenues of $3,207 for the six months ended June 30, 2015 compared to $19,211 for the six months ended June 30, 2014, a decrease of $16,004. Our cost of revenues include TAVG direct mailing costs such as printing, postage, graphic design, programming costs, app development costs, and administrative labor to; print, fold, stuff, deliver, pickup, process, input the data in the TAVG network. Other cost of revenues pertain to our Apps sold on markets (ie: Google Play, iTunes, Amazon, etc) which have to be maintained and updated when a new operating system and or appstore updates or interfaces require the graphic design/app development/tech support labor to do so. Monster Arts uses independent contractors both locally and internationally to process most of the workings for TAVG and the other apps that we develop and sell to the public.

Selling, general and administrative expense.

For the six months ended June 30, 2015, selling, general and administrative expenses were $15,284 compared to $105,232 for the six months ended June 30, 2014, an increase of $89,948.  Selling, general and administrative expenses are made up of travel, office, payroll taxes, depreciation, advertising, and other expenses. For the most part, SG&A has stayed consistent from year to year.

Consulting Expense

For the six months ended June 30, 2015 , consulting expense decreased to $59,440 as compared to $620,256 from the six months ended June 30, 2014, primarily as a result of a the less expense related to stock being issued to consultants for services rendered to the Company.

Wages

For the six months ended June 30, 2015, we had wages of $47,015 compared to $80,833 from the six months ended June 30, 2014, a decrease of $33,818. Wages decreased due to the Company having less administrative duties necessary. The Company has an employee compensation agreement with Wayne Irving, its CEO and CFO, which is described in Note 9 in our footnotes to our financial statements filed herein.

Professional Services

For the six months ended June 30, 2015, professional fees decreased to $2,400 as compared to $90,016 from the six months ended June 30, 2014. Professional fees decreased significantly due to less operations in 2015.

Other Income and Expenses

For the six months ended June 30, 2015, the Company had net other income and expense of $487,669 as compared to ($809,191) for the six months ended June 30, 2014.

Interest expense

For the six months ended June 30, 2015, interest expense increased to $41,236 as compared to $26,787 for the six months ended June 30, 2014, an increase of $14,449.  The increase was due to additional interest expense incurred from the discount on the issuances of convertible promissory notes.

Derivative interest expense.

For the six months ended June 30, 2015, derivative interest expense was $160,375 as compared to $1,689,122 for the six months ended June 30, 2014, a decrease of $1,528,747.  The decrease was due to the Black Scholes Method calculation used to compute the derivative liability regarding the outstanding convertible notes payable.

Interest income

For the six months ended June 30, 2015, interest income was $5,699 as compared to $4,400 for the six months ended June 30, 2014, an increase of $1,299. The increase is due to the accrued interest receivable on the outstanding loan receivable to relate party balance.

Gain/(Loss) on derivative adjustment

For the six months ended June 30, 2015, gain on derivative adjustment was $683,581 as compared to $902,318 for the six months ended June 30, 2014, a decrease of $218,737. The decrease was due to the Black Scholes Method calculation used to compute the derivative liability regarding the outstanding convertible notes payable.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate adequate amounts of cash to meet its needs for cash.  The following table provides certain selected balance sheet comparisons between June 30, 2015 and December 31, 2014:

	June 30,	December 31,	$	%
	2015	2014	Change	Change
Working Capital	$(1,493,658)	$(1,981,800)	$488,142	(24.6%)
Cash / (overdraft)	(710)	16,116	(16,826)	(104.4%)
Total current assets	317,356	381,014	(63,658)	(16.7%)
Total assets	$317,356	$382,633	$(65,277)	(17.1%)

Accounts payable & accrued expenses	$32,875	$53,834	$(20,959)	(38.9%)
Notes payable & accrued interest	774,638	639,517	135,121	21.1%
Total current liabilities	1,811,014	2,362,814	(551,800)	(23.4%)
Total liabilities	$1,811,014	$2,362,814	$(551,800)	(23.4%)

At June 30, 2015 our working capital decreased as compared to December 31, 2014 primarily as a result of a decrease in derivative liability of $642,081 which was calculated using the Black Scholes Model based on our outstanding convertible notes payable.

Operating activities

Net cash used for continuing operating activities during the six months ended June 30, 2015 were $53,879. Non-cash items totaling approximately $439,850 contributing to the net cash used in continuing operating activities for the six months ended June 30, 2015 include:

●	$21,992 in marketable securities revenues

●	$125,375 in discount on convertible notes payable

●	$642,081 in gain on derivative adjustment

●	$53,240 in stock issued for consulting services

●	$5,699 in increase of interest on notes receivable

●	$20,959 decrease in accounts payable

●	$34,877 decrease in accounts payable to related parties

●	$37,389 increase in accrued interest

Net cash used for continuing operating activities during the six months ended June 30, 2014 was $435,510. Non-cash items totaling approximately $1,190,539 contributing to the net cash used in continuing operating activities for the six months ended June 30, 2014 include:

●	$9,177 in available-for-sale securities

●	$1,689,122 in discount on convertible notes payable

●	$902,318 in gain on derivative adjustment

●	$297,854 in stock issued for services

●	$394 in depreciation

●	$5,506 in accrued interest receivable

●	$3,402 in loan receivable to related parties

●	$3,602 in accounts receivable

●	$13,017 in accounts payable and accrued expenses

●	$16,708 in accounts payable and accrued expenses to related parties

●	$22,195 in accrued interest from outstanding notes and loans payable

Investing activities

Net cash used in investing activities was $0 for both the six months ended June 30, 2015 and 2014.

Financing activities

Net cash provided by financing activities was $37,500 during the six months ended June 30, 2015 as compared to $583,953 for the six months ended June 30, 2014. During the six months ended June 30, 2015 we collected $35,000 in proceeds from convertible notes and $2,500 from proceeds from officer loan.

Net cash provided by financing activities was $583,953 for the six months ended June 30, 2014, which included $593,721 in proceeds from convertible notes, paid $3,107 against officer loans, paid $5,161 in notes payable and paid $1,500 to notes payable to related party.

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

Significant changes in the number of employees

As of June 30, 2015, we have one full-time employee which is Wayne Irving, our Chief Executive Officer and Chief Financial Officer. We are dependent upon our officer for our future business development. As our operations expand we anticipate the need to hire additional employees, consultants and professionals; however, the exact number is not quantifiable at this time.

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

We do not believe the material weaknesses described above caused any meaningful or significant misreporting of our financial condition and results of operations for the quarter ended June 30, 2015. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

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

