Form 10-K/A
period 2014-12-31
Monster Arts Inc.
filed 2015-10-23
CIK 1423746

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

  FORM 10-K /A

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☒ No

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

EXPLANATORY NOTE

This amendment to the Company’s Form 10-K filed on October 21, 2015 for the year ended December 31, 2014 is being filed solely to correct a cover page error. The Registrant inadvertently and incorrectly checked the “Yes” box. All other items remain unchanged from the original filing.

We have therefore corrected our error and checked the “NO” box ☒ above, indicating, the registrant is not a shell company (as defined in Rule 12b-2 of the Exchange Act).

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The following information required under this item is filed as part of this report:

(a) Exhibit Index

			Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period Ending	Exhibit	Filing Date
3.1	Articles of Incorporation		SB-2		3.1	01/15/08
3.2	By-laws as currently in effect		SB-2		3.2	01/15/08
3.2	Amended Articles of Incorporation		SB-2		3.3	01/12/12
10.1	Asset Exchange Agreement by and between Monster Offers and Prime Mover Global, LLC, dated August 5, 2010		8-K		10.1	09/02/10
10.2	Share Lock-Up Agreement with Scott J. Gerardi, dated August 6, 2010		8-K		10.2	09/02/10
10.3	Share Lock-Up Agreement with Powerhouse Development, dated August 6, 2010		8-K		10.3	09/02/10
10.4	Share Lock-Up Agreement with Paul Gain, dated August 6, 2010		8-K		10.4	09/02/10
10.5	Share Lock-Up Agreement with Jonathan W. Marshall, dated August 6, 2010		8-K		10.5	09/02/10
10.6	Investor and Public Relations Agreement between Monster Offers and Emerging Growth Research, LLC, date November 10, 2010		8-K		10.9	11/19/10
10.7	Exchange and Hold Harmless Agreement with Scott J. Gerardi dated November 19, 2010		8-K		10.7	11/24/10
10.8	Drawdown Equity Financing Agreement between Monster Offers and Auctus Private Equity Fund, LLC, dated December 23, 2010.		8-K		10.6	01/03/11
10.9	Registration Rights Agreement between Monster Offers and Auctus Private Equity Fund, LLC, dated December 23, 2010.		8-K		10.7	01/03/11
10.10	Consulting Agreement with Christina R. Hansen, dated January 21, 2011		S-8		10.1	01/27/11
10.11	Investor and Public Relations Agreement between Monster OFFERS and Equititrend Advisors, LLC, dated January 21, 2011		8-K		10.11	02/03/11
10.12	Strategic Alliance and Licensing Agreement between Monster OFFERS and SSL5, dated March 14, 2011		8-K		10.12	03/16/11
10.13	Consulting Agreement with Jeffrey Weiss, dated April 9, 2012		8-K		10.13	04/30/12
10.14	Consulting Agreement with Cleverson Schmidt, dated April 23, 2012		8-K		10.16	6/28/12
10.15	Acquisition and Plan of Merger Agreement with AdShark, dated 11/9/12 (+ Articles of Merger)		8-K		2.1	11/13/12
10.16	Consulting Agreement between AdShark and Paul West, dated 6/1/12		8-K		10.22	11/13/12
10.17	Line of Credit Agreement between AdShark and Iconosys, dated 6/19/12		8-K		10.20	11/13/12
10.18	Engagement Agreement between AdShark and The Law Office of Brandon S. Chabner, dated 3/19/11		8-K		10.19	11/13/12
31.1	Certification of President and Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act	X
32.1	Certification of President and Principal Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Definition	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Monster Arts, Inc.
Registrant

October 23, 2015	By:	/s/ Wayne Irving II
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

